Form 10-K/A
period 1994-12-31
INTRENET INC
filed 1995-05-15
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            Form 10-K/A

                  Amendment No. 1 to Annual Report

       (Mark One)
  [X]  ANNUAL  REPORT  PURSUANT TO  SECTION  13 OR  15(d)  OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended December 31, 1994            OR

  [ ]  TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d)  OF THE
       SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the  transition  period from  ____________________  to
  ____________________.


                   Commission file number 0-14060

                           Intrenet, Inc.
         (Exact name of registrant as specified in charter)

       Indiana                                 35-1597565
  (State or jurisdiction of               (I.R.S. Employer
  incorporation or organization)           Identification No.)

       400 TechneCenter Drive, Suite 200,
       Milford, Ohio                                45150
  (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code:
                           (513) 576-6666
    Securities registered pursuant to Section 12(b) of the Act:
                                None
    Securities Registered Pursuant to Section 12(g) of the Act:
                  Common Stock, without par value
                          (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate  by check  mark  if  disclosure of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the common stock (based upon the closing sale price on such date) held by non-affiliates of the registrant as of March 1, 1995, was approximately $13,400,000.

  Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

  (Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 1995, there were 9,172,164 shares issued and outstanding.

  Documents  Incorporated   By  Reference:     Portions  of   the
  following documents have been incorporated by reference into this report:

       Identity of Document          Parts  of  Form   10-K  Into
  Which
  Proxy Statement to be filed          Document is Incorporated
     for the 1995 Annual Meeting
     of Shareholders of Registrant             Part III

       Intrenet, Inc. hereby amends Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which was filed in paper format with the Securities Exchange Commission on March 29, 1995. The amendment is being made to correct a number of clerical errors, primarily to the Liabilities and Shareholders' Equity portion of the Consolidated Balance Sheet as of December 31, 1994. An updated Exhibit 23, Consent of Independent Public Accountants, is also included with this amendment. This amendment to a paper filing is being filed electronically pursuant to Rule 101(a)(2)(i) of Regulation S-T, 17 C.F.R. Section 232.101(a)(2)(i).




  Item 8.  Financial Statements and Supplementary Data.

             Index to Consolidated Financial Statements

                                                             Page
  Report of Independent Public Accountants
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Shareholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

                             SIGNATURES

       Pursuant to  the requirements  of the Securities  Exchange
  Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INTRENET, INC.


                                By: /s/ Jonathan G.  User
                                   Jonathan G. Usher
                                   Vice President-Finance, Chief
                                   Financial Officer, Secretary
                                   and Treasurer

  Date:     May 15, 1995

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To The Shareholders and Board of Directors of Intrenet, Inc.:


  We have audited the accompanying consolidated balance sheets of INTRENET, INC. (an Indiana corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrenet, Inc. and subsidiaries as of December 31, 1994, and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 (a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                ARTHUR ANDERSEN LLP

  Indianapolis, Indiana,
  February 20,  1995.

                  INTRENET, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
               Years Ended December 31, 1994 and 1993
                     (In Thousands of dollars)

       Assets                              1994         1993

  Current assets:
       Cash and cash equivalents        $    2,734    $    2,356
  Receivables, principally
        freight revenue less
        allowance for doubtful
        accounts of $1,363 in 1994
        and $1,481 in 1993                  20,177        18,165

       Prepaid expenses and other            6,409         6,685

            Total current assets            29,320        27,206

  Property and equipment, at cost
   less accumulated depreciation
   of $ 11,164 in 1994 and $ 11,048
   in 1993                                  27,976        24,922
  Reorganization value in excess
   of amounts allocated to
   identifiable assets, net of
   accumulated amortization of
   $ 1,680 in 1994 and $ 1,260 in 1993       8,451        11,901
  Deferred tax assets, net of valuation
   allowance of $ 4,884 in 1994 and
   $ 11,273 in 1993                          2,525             0
  Other assets                                 786           607
       Total assets                     $   69,058    $   64,636



       Liabilities and Shareholders' Equity

  Current liabilities:
       Current notes payable to banks   $    2,000    $        0
       Current equipment borrowings
        and capital lease obligations        5,425         6,795
       Accounts payable and cash
        overdrafts                           8,553         8,720
       Current accrued claim liabilities     5,681         3,801
       Other accrued expenses                6,670         4,854
            Total current liabilities       28,329        24,170

  Long-term notes payable to banks           5,000         9,949
  7% convertible subordinated debentures     5,988         5,984
  Long-term equipment borrowings and
   capital lease obligations                11,303        10,290
  Long-term accrued claim liabilities        2,000         3,000
            Total liabilities               52,620        53,393

  Shareholders' equity:
   Common Stock, without par value;
    20,000,000 shares authorized;
    9,087,164 and 9,067,164 shares
    issued and outstanding at
    December 31, respectively                9,453         9,423
   Retained earnings since
    January 1, 1991                          6,985         1,820
            Total shareholders' equity      16,438        11,243
  Total liabilities and
             shareholders' equity       $   69,058    $   64,636

        The accompanying notes are an integral part of these consolidated financial statements.

                           INTRENET, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                    Years Ended December 31, 1994, 1993 and 1992
                  (In Thousands of dollars, Except Per Share Data)


                                           1994           1993           1992

   Operating revenues                   $  214,838     $  191,390     $  174,801

   Operating expenses:
     Purchased transportation
        and equipment rents                 79,946         73,071         73,741
     Fuel and other operating expenses      49,749         45,194         39,467
     Salaries, wages, and benefits          48,309         40,247         34,196
     Insurance and claims                    7,680          8,622          8,010
     Operating taxes and licenses            9,846          7,196          4,459
     Depreciation                            4,826          5,386          5,478
     Other operating expenses                4,077          4,941          4,728
                                           204,433        184,657        170,079

       Operating Income                     10,405          6,733          4,722

   Interest expense                        (3,557)        (3,949)        (4,622)
   Other expense, net                        (357)          (352)          (344)

     Earnings (loss) before
      income taxes and                       6,491          2,432          (244)
      extraordinary items

   Provision for Income taxes              (1,326)          (922)             -

     Earnings (loss) before
      extraordinary items                    5,165          1,510          (244)

   Extraordinary gain on retirement
     of debt, net of related income
     taxes of $612                              -           1,188             -
         Net earnings (loss)            $    5,165     $    2,698     $    (244)

   Earnings (loss) per common and
    common equivalent share
      Primary:
        Before extraordinary items      $     0.52     $     0.16     $   (0.05)
             Extraordinary gain, net    $       -      $     0.12     $       -
             Net earnings (loss)        $     0.52     $     0.28     $   (0.05)

         Fully diluted:
             Before extraordinary items $     0.40     $     0.14     $   (0.05)
             Extraordinary gain, net    $       -      $     0.09     $       -
             Net earnings (loss)        $     0.40     $     0.23     $   (0.05)






                The accompanying notes are an integral part of these
                         consolidated financial statements.


                           INTRENET, INC. AND SUBSIDIARIES
                   Consolidated Statements of Shareholders  Equity
                    Years Ended December 31, 1994, 1993 and 1992
                              (In Thousands of dollars)


                                                            Retained     Share-
                                                            Earnings    holders'
                                      Common Stock          (Deficit)    Equity
                                   Shares       Dollars
   Balance, December 31, 1991     4,977,164  $    3,308     $  (634)  $    2,674

   Net Loss for 1992                     --          --        (244)       (244)

   Balance, December 31, 1992     4,977,164       3,308        (878)       2,430

   Issuance of Common Stock,
    net of costs                  4,000,000       5,980             -      5,980

   Exercise of Stock Options         90,000         135             -        135

   Net Earnings for 1993                  -          --        2,698       2,698

   Balance, December 31, 1993     9,067,164       9,423        1,820      11,243

   Exercise of Stock Options         20,000          30             -         30

   Net Earnings for 1994                  -           -        5,165       5,165

   Balance, December 31, 1994     9,087,164  $    9,453     $  6,985  $   16,438

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                           INTRENET, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                    Years Ended December 31, 1994, 1993 and 1992
                              (In Thousands of dollars)

                                                     1994        1993       1992
   Cash flows from operating activities:

     Net earnings (loss)                         $  5,165   $   2,698  $   (244)
     Adjustments to reconcile net
        earnings (loss) to net cash
        provided by operating activities:
          Income taxes                              1,326         922        -
          Extraordinary gain on retirement of
           debt, net                                  -       (1,188)        -
          Depreciation and amortization             5,246       5,806      6,206
          Provision for doubtful accounts              93         701        866
       Changes in assets and liabilities, net
          Receivables                             (2,105)     (3,654)      1,376
          Prepaid expenses                            215       1,220      (220)
          Accounts payable and accrued expenses     1,774       (873)    (1,510)
          Other                                     (178)        (20)        231

     Net cash provided by operating activities     11,536       5,612      6,705

   Cash flows from financing activities:
     Net repayments on line of credit             (2,949)     (9,950)    (1,510)
     Secured equipment borrowings                   1,825       2,513      4,948
     Principal payments on capital leases and
        equipment borrowings                     (10,186)     (9,689)    (5,611)
     Proceeds from sale of common stock and
        7% convertible subordinated debentures        -        12,000        -
     Proceeds from exercise of stock options           30         135        -
     Increase in claim liability collateral funds     -       (1,500)      (200)
     Other, net                                       -           -          600

     Net cash (used in) financing activities     (11,280)     (6,491)    (1,773)

   Cash flows from investing activities:
     Purchases of property and equipment          (3,244)     (3,639)    (6,170)
     Disposals of property and equipment            3,366       5,481        728

     Net cash provided by (used in)
        investing activities                          122       1,842    (5,442)

   Net increase (decrease) in cash
        and cash equivalents                          378         963      (510)

   Cash and cash equivalents:
     Beginning of period                            2,356       1,393      1,903
     End of period                               $  2,734   $   2,356  $   1,393






                The accompanying notes are an integral part of these
                         consolidated financial statements.




   (1) Summary of Significant Accounting Policies

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Intrenet, Inc., and all of its subsidiaries (the Company). Truckload carrier subsidiaries at December 31, 1994 were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS) , Roadrunner Distribution Services, Inc.
   (RDS) and C.I. Whitten Transfer Company, (CIW). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier services on a regional basis throughout the forty-eight continental states and Canada.

        Revenue Recognition

        Operating revenues are recognized upon receipt of the freight. Related transportation expenses, including driver wages, purchased transportation, fuel and fuel taxes, agent commissions, and insurance premiums are accrued when the revenue is recognized.

        Property and Equipment

        Property  and  equipment  is  carried  at  cost  less   an
   allowance for depreciation. Major additions and betterments are capitalized, while maintenance and repairs that do not improve or extend the life of the respective asset, are expensed as incurred. Improvements to leased premises are amortized on a straight-line basis over the terms of the respective lease. Operating lease tractor rentals are expensed as a part of purchased transportation and equipment rents. Depreciation of property and equipment is provided, principally on a straight-line basis over the following estimated useful lives of the respective assets, or life of the lease for equipment under capital leases:

   Buildings and Improvements  . . . .  10  - 40  years
   Revenue Equipment . . . . . . . . . . . 3 - 8  years
   Other Property  . . . . . . . . . . . . 3 - 7  years

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

        Reorganization  Value  in Excess  of Amounts  Allocated to
   Identifiable Assets

        Reorganization Value in Excess of Amounts Allocated to Identifiable Assets, resulting from the reorganization of the Company in 1990, is being amortized on a straight-line basis
   over    35   years.        Benefits    from   utilization    of
   pre-reorganization net  operating loss  carryforwards (see Note
   6) are reported as reductions of the Reorganization Value, and thus reduce its effective life. The estimated remaining effective life was approximately 10 years at December 31, 1994.

        Debt Issuance Costs and Bank Fees

        Debt issuance costs and bank fees are amortized over the period of the related debt agreements.

        Income Taxes

        The Company and its subsidiaries file a consolidated Federal income tax return. Effective January 1, 1993, the
   Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 - Accounting for Income Taxes. Under SFAS 109, the Company recognizes income taxes under the liability method of accounting for income taxes. The liability method recognizes tax assets and liabilities for future taxable income or deductions resulting from differences in the tax and financial reporting basis of assets and liabilities reflected in the balance sheet and the expected tax impact of carryforwards for tax purposes. The effects of adopting this Statement did not have a material impact on the results of operations or financial position of the Company.


        Earnings (Loss) Per Share

        Earnings (loss) per common and common equivalent share have been computed using the weighted average common shares outstanding during the periods (9.1 million in 1994, 8.8 million in 1993, and 5.0 million in 1992). No effect has been included for options or warrants outstanding, if the effect would be antidilutive. Fully diluted earnings per share have been computed under the assumption that the Debentures (See
   Note 2) were converted into common stock on the date of their issuance, using the if-converted method.

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

        Credit Risk

        Financial investments that subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to customer receivables are limited due to the Company's diverse customer base, with no one customer, industry, or geographic region comprising a large percentage of customer receivables or revenues.


        Statements of Cash Flows

        Cash equivalents consist of highly liquid investments such as certificates of deposit or money market funds with original maturities of three months or less, including $ 1.75 million required to be maintained in an investment account with the Company's bank. See Note 3 of Notes to Consolidated Financial Statements.

        Cash  payments  for interest  were  $  3.5  million,  $4.1 million, and $4.5 million in 1994, 1993, and 1992, respectively. Cash payments for Federal alternative minimum income taxes were $ 0.2 million in 1994. No Federal tax payments were made in 1993 or 1992.

        Capital lease obligations of $ 8.0 million, $3.8 million and $6.0 million were incurred in 1994, 1993 and 1992, respectively, primarily for revenue equipment.

        Reclassifications

        Certain   prior   1993   and   1992   amounts  have   been
   reclassified for  purposes of  comparison to  the related  1994 amounts.



   (2) 1993  Recapitalization

        On January 19, 1993, the Company sold certain equity and debt securities in a private offering. A total of eighteen investors purchased an aggregate of 5,000 Units, each Unit consisting of 800 shares of Common Stock, without par value, and $1,200 principal amount in 7% Convertible Subordinated Debentures due 1998 (Debentures) yielding proceeds of $12.0 million. An aggregate of 4 million shares of common stock and $6.0 million principal amount in Debentures were issued in the offering. The Common Stock in the Units was sold at $1.50 per share and the Debentures were sold at par. The Debentures bear

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

   interest at 7% per annum and mature on January 1, 1998. There is no sinking fund. The Debentures are convertible into Common Stock at a price of $1.65 per share. The Debentures are redeemable, at the Company's option, on or after February 1, 1995 at various premiums declining to par after January 31, 1997. See Note 11 of Notes to Consolidated Financial Statements.

        In addition to the private offering, on January 19, 1993, the Company restructured its bank credit facilities. The Company applied approximately $5.4 million of the proceeds of the private offering to retire in full approximately $7.2 million in outstanding bank loans. The Company also entered into a revised bank agreement with one of its lending banks which provides the Company with a $22.0 million long-term bank credit facility.


   (3)  Bank Credit Facility

        The Company has a $ 22 million bank credit facility with a bank consisting of a $15.0 million revolving line of credit which expires January 15, 1996, and a $7.0 million term loan with a final maturity on December 31, 1997. The line of credit includes provisions for the issuance of up to $15.0 million in standby letters of credit which, as issued, would reduce available borrowings under the line of credit. Borrowings under the bank agreement totaled $ 7.0 million at December 31, 1994, and outstanding letters of credit totaled $ 9.5 million, leaving $ 5.5 million of available credit under the $22.0 million facility.

        Interest on the outstanding principal balance of loans under the bank agreement is payable monthly at a variable rate of 1.25% over the bank's prime rate. The interest rate was 9.75% and 7.25% at December 31, 1994 and 1993, respectively. Principal of the $7.0 million term loan is not required to be paid prior to April 1995. At that time, quarterly payments ranging from $0.5 million to $0.75 million commence, with total payments of $2.0 million in each of 1995 and 1996, and $3.0 million in 1997. The bank agreement requires the Company to maintain a minimum of $1.75 million in an investment account with the bank, to meet certain minimum net worth requirements, prohibits the payment of dividends and limits capital expenditures to the amounts included in the Company's operating plans. Obligations under the bank agreement are secured by liens on or security interests in all of the otherwise unencumbered assets of the Company and its subsidiaries.

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

        In connection with the bank agreement, the Company also issued to the bank warrants to purchase 300,000 shares of common stock at a price of $1.65 per share. The warrants are exercisable at any time prior to December 31, 1998.

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992


   (4) Leases and Other Long-Term Obligations

        The Company finances a majority of its revenue equipment under various capital and non-cancelable operating leases, and with secured equipment borrowings. Secured equipment borrowings range in term from 48 to 60 months with interest rates at December 31, 1994 of 7.33% to 11.55%.

        Scheduled annual payments on the Company's capital and operating leases and secured equipment borrowings at December 31, 1994 were as follows (in thousands of dollars):

                                           Secured
                          Capital Lease   Equipment     Operating
                           Obligations   Borrowings       Leases

        1995               $  4,029        $ 2,788      $ 16,216
        1996                  3,876          2,122        14,096
        1997                  3,030          1,120         7,968
        1998                  1,421            317         3,072
        1999                    766             18             -
   Total minimum payments  $ 13,122        $ 6,365      $ 41,352

   Less amount
    representing interest   (2,078)          (681)

   Present value of minimum
     lease payments        $ 11,044       $  5,684

   Less amount classified
     as current             (3,068)        (2,357)

   Long-term obligations
      under capital
      leases               $ 7,976         $ 3,327


        Included in the $ 4,029 of capital lease payments scheduled for 1995 is $ 78 of residual value payments which typically are satisfied through the sales proceeds of the related leased equipment.

        Total   rental  expense   under  non-cancelable  operating
   leases  was $14,728, $10,924,  and $  7,024 in  1994, 1993, and
   1992 respectively. The Company presently intends to lease approximately 370 tractors under operating leases and 278 trailers under capital leases in 1995.

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

        Purchased   transportation  and  equipment  rents  expense
   includes  payments   to  owner-operators   of  equipment  under
   various short-term lease arrangements.


   (5) Litigation and Contingencies

        The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. The Company maintains insurance which at December 31, 1994 covered the first $25.0 million of liability resulting from such transportation related claims, subject to deductibles for the first $ 25,000 to $ 250,000 of exposure for each incident. The Company is not aware of any claims or threatened claims that might materially affect the Company's operating or financial results.

   (6) Income Taxes

        The provision for income taxes for the years ended December 31, 1994 and 1993 was as follows:


                                           1994           1993

     Current                             $    200        $     -

       Deferred:
          Income from operations            1,126            922
          Extraordinary gain on
           retirement of debt                 -              612

       Total Provision                   $  1,326        $ 1,534

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

        Income tax expense attributable to income from operations differs from the amounts computed by applying the U. S.
   Federal statutory tax rate of 34% to pre-tax income from operations as a result of the following:

                                   1994        1993       1992

   Taxes at statutory rate      $  2,207    $   827    $  (66)


   Increase (decrease) resulting from:

     Non-deductible amortization    143        143        143

     Non-deductible driver
       subsistence pay            1,489        499          -

     Release of valuation allowance
     held against post-reorganization
     net deferred tax assets     (2,538)      (547)         -

     Other, net                       25         -       ( 77)

   Provision for Income Taxes   $ 1,326      $  922     $   -

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are as follows:

                                         1994           1993

     Deferred Tax Assets
       Insurance claim liabilities      $  2,896     $  2,554
       Reserve for doubtful accounts         463          504
       Other                                 123          208
                                           3,482        3,266
     Deferred Tax Liabilities
       Property differences,
       primarily depreciation             (2,493)      (1,249)
       Other                                (474)        (532)
                                          (2,967)      (1,781)

       Net Temporary Differences              515       1,485

     Carryforwards -
       Pre-reorganization, limited,
         net operating loss
         carryforwards
           (Expiring 2004-2006)            5,330        6,816

       Post-reorganization net
         operating loss
         carryforwards
           (Expiring 2006-2009)            1,564        2,972

         Total Carryforwards               6,894        9,788

     Net Deferred Tax Assets               7,409       11,273
       Valuation Allowance                (4,884)     (11,273)

     Recorded Net Deferred Tax Assets    $ 2,525      $    -


     Net changes to the valuation allowance were as follows:

     Valuation allowance, balance
      at beginning of year              $ 11,273     $ 13,354

         Release of allowance held
          against pre-reorganization
          deferred tax assets, and
          charged against Reorganization
          Value                           (3,851)      (1,534)

         Release of allowance held

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

          against post-reorganization
          deferred tax assets, and
          taken to income                 (2,538)        (547)

     Valuation allowance, balance
        at end of year                  $   4,884    $  11,273


        The amounts disclosed above for 1993 differ from those previously disclosed as a result of the amendment of the Company's 1988 to 1992 Federal income tax returns.

        Benefits from realization of pre-reorganization net deferred tax assets are reported as a reduction of
   Reorganization   Value  in  Excess   of  Amounts  Allocated  to
   Identifiable    Assets.        Conversely,    realization    of
   post-reorganization net deferred tax assets are recognized as a reduction of income tax expense. In 1993 and 1994, the Company released valuation allowances held against both pre- and post-reorganization net deferred tax assets to the extent those assets were realized in the Company's tax returns for those years. In addition, in 1994, based upon current and anticipated future operating results, the Company concluded that future realization of a portion of the pre-reorganization net deferred tax assets was more likely than not. As a result, the Company released approximately $2.5 million of valuation allowances held against those assets, and reduced the Reorganization Value in Excess of Amounts Allocated to Identifiable Assets by a corresponding amount.

        While management is optimistic that all net deferred tax assets will be realized, such realization is dependent upon future taxable earnings. The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Further limitations on carryforward utilization is likely to result from the potential ownership change discussed more fully in Note 11 of Notes to Consolidated Financial Statements. Accordingly, the Company has recorded a valuation allowance against a portion of those net deferred tax assets.


   (7) Stock Options and Employee Compensation

        On August 15, 1992, the Company adopted the 1992 Non-Qualified Stock Option Plan (the 1992 Option Plan). The 1992 Option Plan allows the Company to grant options to purchase up to 590,000 shares of Common Stock to employees and independent contractors of the Company and its operating subsidiaries. On the same date the 1992 Option Plan was

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

   approved,  the Company  granted all  of   the options available
   under the 1992 Option Plan.

         All of the options granted vested immediately and are exercisable at prices ranging from $1.00 to $1.50 per share. The Company recorded $105,000 of compensation expense in connection with the 1992 Option Plan in its 1992 consolidated financial statements.

        In 1993, the Company adopted the 1993 Stock Option and Incentive Plan (the 1993 Option Plan). The 1993 Option Plan
   allows the Company to grant options to purchase up to 1,000,000 shares of Common Stock to officers and key employees of the Company and its operating subsidiaries. Options issued to date under the 1993 Option Plan have an exercise price equal to market value on the date of grant, and are generally exercisable for a ten year period.

   The activity in the Company's 1992 and 1993 Option Plans in 1992, 1993, and 1994 was as follows:

                                                              Exercise
                                           Shares         Price Per Share
   Balance at December 31, 1991             587,138       $1.89 to $3.78

        Granted                             590,000       $1.00 to $1.50
        Exercised                                -
        Canceled                           (587,138)      $1.89 to $3.78

   Balance at December 31, 1992             590,000       $1.00 to $1.50

        Granted                             100,000       $2.75
        Exercised                           (90,000)      $1.50
        Canceled                            (20,000)      $1.50

   Balance at December 31, 1993             580,000       $1.00 to $2.75

        Granted                             104,000       $3.625
        Exercised                           (20,000)      $1.50
        Canceled                             (9,000)      $3.625

   Balance at December 31, 1994             655,000       $1.00 to $3.625



       In addition  to those  options granted  above, on  January
  19,  1993,  the   Company  granted  non-qualified  options   to

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

  purchase 200,000 shares of Common Stock to an executive officer of the Company, at $ 1.50 per share. These options vest 1/3 on July 1, 1993, 1/3 on July 1, 1994 and 1/3 on July 1, 1995. If the executive is not an employee on the vesting date, the options lapse.

       In connection with the 1990 reorganization, and in addition to those options granted above, the Company entered into a Stock Option Agreement (the Option Agreement) with Compton Management Corporation, a company that provided management services to the Company. The Option Agreement provides for the grant of an option to purchase 264,212 shares of Common Stock at a purchase price of $ 0.125 per share. The option may be exercised, in whole or in part, at any time prior to January 16, 1996. The Option Agreement provides Compton with certain registration rights to permit resale in the public market.

  (8) Property and Equipment

       Property  and equipment,  substantially  all  of which  is pledged as  security under the  bank credit facility (see  Note
  3),  other  indebtedness  or capital  leases,  at  December  31 follows (in thousands of dollars):

                                          1994         1993

  Land                                 $  1,621     $   1,626
  Buildings and leasehold improvements    2,920         2,461
  Revenue equipment                      29,279        28,771
  Other property                          5,320         3,112
                                         39,140        35,970
  Less accumulated depreciation         (11,164)      (11,048)

                                       $ 27,976     $  24,922

  (9) Prepaid and Accrued Expenses

       An analysis  of prepaid and  accrued expenses at  December
  31, 1994, and 1993 follows (in thousands of dollars):

                                          1994           1993
  Prepaid expenses:
       Insurance                     $   1,406         $ 1,717
       Tires                             1,051           1,291
       Shop and truck supplies           2,080           1,759
       Other                             1,187           1,172
                                     $   5,724         $ 5,939
  Accrued Expenses:
       Salaries and wages            $   1,930         $ 1,829

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

       Fuel and mileage taxes              469             444
       Equipment leases                    585             517
       Other                             3,686           2,064
                                     $   6,670         $ 4,854


  (10) Transactions with Affiliated Parties

       In August 1991, the Company sub-leased 35 refrigerated van trailers to a company affiliated with a member of the Company's Board of Directors. The sub-lease was structured to provide sub-lease payments to the Company in an amount equal to the primary lease payments the Company was obligated to make. The lease and related sub-lease expired in May, 1992. The Company recorded approximately $115,000 of sub-lease income in 1992.

       In 1993, the Company entered into a financial consulting agreement with an affiliate of a member of the Company's Board of Directors. This agreement, which expired on January 31, 1994, provided for payments totaling $275,000 for consulting services rendered.

       In 1994, 1993 and 1992, the Company leased approximately 150, 430 and 180 tractors, respectively, from unaffiliated leasing companies which had purchased the trucks from a dealership affiliated with a member of the Company's Board of Directors. The lessors paid a selling commission to the dealership. The terms of the leases were the result of arms-length negotiations between the Company and the lessors. The Company believes the involvement of the selling dealership did not result in lease terms that are more or less favorable to the Company than would otherwise be available to it. The Company also purchases maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services was $ 307,000 in 1994 and $ 123,000 in 1993.


  (11) Event (Unaudited) Subsequent to Date of Auditors' Report


       On March 7, 1995, the Company issued a redemption notice for the Debentures. (See Note 2 of Notes to Consolidated Financial Statements) The Debenture holders have the option of accepting cash equal to 107% of par, or converting the Debentures into Common Stock at a price of $ 1.65 per share. If the Debenture holders convert their Debentures into Common Stock, the Company will issue approximately 3,636,352 new shares. If none of the Debentures are converted, the Company

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                  December 31, 1994, 1993 and 1992

  will retire the Debentures with cash payments totaling $ 6,420,000. The Debenture holders have until April 6, 1995 to surrender their Debentures for conversion, although the Company has requested that they do so prior to March 31, 1995. As the Common Stock has been trading at a price in excess of $
  1.65 per share, management expects that all Debenture holders will convert their Debentures into Common Stock.

       In the event a significant portion of the Debentures are converted, an "ownership change" for tax purposes is likely to occur. This will result in a limitation of the amount of tax net operating loss carryforwards the Company may utilize in any single year. Management does not anticipate that this limitation will have a material impact on the Company's future tax payments.

                                                      Schedule II

                  INTRENET, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts

                     (In Thousands of Dollars)



                                    Additions
                                      Additions
                                      Charged to   Charged
                           Beginning  Costs and    to Other              Ending
                            Balance    Expenses    Accounts   Deductions Balance

  Year Ended
    December 31, 1994:
  Allowance for
     doubtful accounts      $   1,481    $  93     $    -     $  (211)   $ 1,363


  Deferred Tax Asset
     Valuation Allowance    $ (11,273)   $   -     $    -     $(6,389)   $(4,884)


  Year Ended
    December 31, 1993:

  Allowance for
     doubtful accounts      $   1,368    $ 701     $    -     $  (588)   $ 1,481


  Deferred Tax Asset
     Valuation Allowance [A]$(13,354)    $   -     $    -     $(2,081)   $(11,273)


  Year Ended
    December 31, 1992:

  Allowance for
     doubtful accounts      $    998     $ 866     $    -     $ (496)    $ 1,368



  [A] Amounts differ from those previously disclosed as a result of the amendment of the Company's 1988 to 1992 tax returns.