Form 10-Q
period 1995-03-31
INTRENET INC
filed 1995-05-15
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    March 31, 1995


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                   to



                 Commission file number   0-14060



                           INTRENET, INC.
       (Exact name of registrant as specified in its charter)


          Indiana                                 35-1597565

   (State or other jurisdiction of             IRS Employer
   incorporation or organization)              Identification No)

    400 TechneCenter Drive, Suite 200, Milford, Ohio      45150
   (Address of principal executive offices)          (Zip Code)


   Registrant's   telephone   number,  including   area  code(513)
   576-6666


                       Not Applicable
         Former name, former address and former fiscal year,
                    if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X   No


                APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, without par value, 13,162,728 shares issued and outstanding at March 31, 1995

                           INTRENET, INC.
                             FORM 10-Q
                           MARCH 31, 1995


                               INDEX
                                                             PAGE
   Part I - Financial Information:

        Item 1.  Financial Statements:

             Consolidated Balance Sheets
               March 31, 1995 and December 31, 1994  . . . . . 3

             Consolidated Statements of Operations
               Three Months Ended March 31, 1995 and 1994  . . 4

             Consolidated Statement of Shareholders' Equity
               Three Months Ended March 31, 1995   . . . . . . 5

             Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1995 and 1994  . . 6

             Notes to Consolidated Financial Statements  . . . 7


        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . 8


   Part II - Other Information:

        Item 1.  Legal Proceedings   . . . . . . . . . . . .  11

        Item 2.  Changes in Securities   . . . . . . . . . .  11

        Item 3.  Defaults Upon Senior Securities   . . . . .  11

        Item 4.  Submission of Matters to a Vote of
                  Security Holders . . . . . . . . . . . . .  11

        Item 5.  Other Information   . . . . . . . . . . . .  11

        Item 6.  Exhibits and Reports on Form 8-K  . . . . .  11

                  INTRENET, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                March 31, 1995 and December 31, 1994
                     (In Thousands of dollars)

            Assets                            1995         1994
                                          (Unaudited)

   Current assets:
     Cash and cash equivalents             $  2,494     $  2,734
     Receivables, principally freight
       revenue less allowance for
       doubtful accounts of $1,421
       in 1995 and $1,363 in 1994            21,229       20,177
     Prepaid expenses and other               7,428        6,409
             Total current assets            31,151       29,320

   Property and equipment, at cost
     less accumulated depreciation           28,851       27,976
   Reorganization value in excess
     of amounts allocated to
     identifiable assets, net of
     accumulated amortization                 8,346        8,451
   Deferred tax assets, net of
     valuation allowance                      2,525        2,525
   Other assets                               1,078          786
            Total assets                    $71,951      $69,058

       Liabilities and Shareholders' Equity

   Current liabilities:
     Current notes payable to banks         $ 3,376      $ 2,000
     Current equipment borrowings and
       capital lease obligations              5,367        5,425
     Accounts payable and cash overdrafts     9,277        8,553
     Current accrued claim liabilities        5,908        5,681
     Other accrued expenses                   7,861        6,670
            Total current liabilities        31,789       28,329

   Long-term notes payable to banks           5,000        5,000
   7% convertible subordinated debentures         0        5,988
   Long-term equipment borrowings and
     capital lease obligations               10,026       11,303
   Long-term accrued claim liabilities        2,000        2,000
            Total liabilities                48,815       52,620

   Shareholders' equity:
     Common Stock, without par value;
       20,000,000 shares authorized;
       13,162,728 and 9,087,164 shares
       issued and outstanding, respectively  15,888        9,453
     Retained earnings since January 1, 1991  7,248        6,985
            Total shareholders' equity       23,136       16,438
            Total liabilities and
              shareholders' equity          $71,951      $69,058


          The accompanying notes are an integral part of these consolidated financial statements.

                  INTRENET, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations
             Three Months Ended March 31, 1995 and 1994
          (In Thousands of dollars, Except Per Share Data)

                                                1995      1994
   Operating revenues                      $   54,750  $ 49,555

   Operating expenses:
     Purchased transportation
        and equipment rents                    19,785    18,490
     Fuel and other operating expenses         12,348    11,422
     Salaries, wages, and benefits             14,423    10,889
     Insurance and claims                       2,121     1,911
     Operating taxes and licenses               2,385     2,349
     Depreciation                               1,086     1,309
     Other operating expenses                   1,323       906
                                               53,471    47,276

       Operating Income                         1,279     2,279


   Interest expense                             (788)     (896)
   Other expense, net                           (115)      (91)


         Earnings before income taxes             376     1,292


   Provision for Income taxes                   (113)     (260)

         Net earnings                      $      263  $  1,032


   Earnings per common and common
       equivalent share

         Primary                           $     0.03  $   0.10

         Fully Diluted                     $      N/A  $   0.08
          The accompanying notes are an integral part of these consolidated financial statements.

                  INTRENET, INC. AND SUBSIDIARIES
           Consolidated Statement of Shareholders' Equity
             For the Three Months Ended March 31, 1995
                     (In Thousands of dollars)


                                                                          Share
                                                               Retained  holders
                                          Shares     Dollars   Earnings   Equity
   Balance, December 31, 1993            9,087,164   $ 9,453    $6,985   $16,438

   Exercise of Stock Options               439,212       445         -       445

   Conversion of 7% Convertible
      Subordinated Debentures            3,636,352     5,990         -     5,990

   Net Earnings for 1995                         -              -   263      263

   Balance, March 31, 1995              13,162,728   $15,888    $7,248   $23,136

          The accompanying notes are an integral part of these consolidated financial statements.

                  INTRENET, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1995 and 1994
                     (In Thousands of dollars)

                                             1995        1994
   Cash flows from operating activities:

     Net earnings (loss)                   $   263     $1,032
     Adjustments to reconcile net earn-
         ings (loss) to net cash
         provided by operating activities:
          Income taxes                         113        260
          Depreciation and amortization      1,191      1,415
          Provision for doubtful accounts      212        118
       Changes in assets and liabilities, net
          Receivables                      (1,265)    (2,360)
          Prepaid expenses                 (1,702)    (1,999)
          Accounts payable and accrued
            expenses                         2,695      3,083
          Other                               (56)       (95)

     Net cash provided by operating
       activities                            1,451      1,454

   Cash flows from financing activities:
     Net borrowings (repayments) on
       line of credit                        1,376      (142)
     Principal payments on capital
       leases and equipment borrowings     (1,382)    (2,264)
     Proceeds from exercise of
       stock options                           251        -

                                               245     (2,406)
   Cash flows from investing activities:
     Purchases of property and
      equipment                            (2,081)      (203)
     Disposals of property and
      equipment                                145      1,088

     Net cash provided by (used in)
      investing activities                 (1,936)        885

   Net increase (decrease) in cash and
     cash equivalents                        (240)       (67)

   Cash and cash equivalents:
     Beginning of period                     2,734      2,356
     End of period                         $ 2,494     $2,289


        The accompanying notes are an integral part of these consolidated financial statements.

                  INTRENET, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                           March 31, 1995
                            (Unaudited)

   (1) Unaudited Consolidated Financial Statements

        The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at March 31, 1995 were Roadrunner Trucking, Inc.
   (RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), Roadrunner Distribution Services, Inc. (RDS), and C.I. Whitten Transfer Company,
   (CIW). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier services on a regional basis throughout the forty-eight continental states and Canada.

        The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1994 included in the Company's 1994 Annual Report on Form 10-K.

        The results for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.


   (2) Earnings  Per Common and Common Equivalent Share

        Earnings per common and common equivalent share have been computed on the basis of the weighted average common shares outstanding during the periods. No effect has been included for options or warrants outstanding, if the effect would be antidilutive. Fully diluted earnings per share have been computed under the assumption that the convertible debentures had been converted into common stock on the date of their issuance, using the if-converted method. As the debentures were converted on March 31, 1995 (See Note 3), no dilutive securities exist at the date of this report. Had the debentures been converted on January 1, 1995, primary earnings per share would have been $ 0.02.


   (3) Conversion of 7% Convertible Subordinated Debentures

        In March, 1995, the Company issued a redemption notice for its 7% Convertible Subordinated Debentures. As the trading price of the common stock was in excess of the $ 1.65 conversion price, all debenture holders elected to convert their debentures into common stock. On March 31, 1995, the Company issued 3,636,352 shares of common stock in exchange for all of the debentures, raising the total outstanding shares of common stock to 13,162,728 at that date. The conversion had the effect of reducing long term debt, and increasing shareholders' equity by $ 6.0 million, and reducing annual interest costs by $ 420,000.

            Item 2. Management's Discussion and Analysis
                    of Financial Condition and
                       Results of Operations




   Results of Operations

   Introduction

        The Company reported net earnings of $263,000 ($0.03 per share) for the first three months of 1995 compared to net earnings of $1,032,000 ($0.10 per share) for the same period in 1994. As further discussed below, earnings were negatively impacted by a $ 1.2 million pre-tax loss at the Company's munitions specialty carrier, CIW.

        The Company's three flatbed carriers, RRT, EMT, and ADS, continued to grow in 1995. Revenue at these three companies was up $ 6.6 million or 16 percent over the comparable 1994 period. Revenues at RDS remained largely unchanged in the 1995 versus 1994 periods. Excluding the loss at CIW, pre-tax earnings were up by $ 255,000 or 19 percent in 1995 over 1994. Further, the Company's 1995 operating ratio would have been 95.5% for the four carriers excluding CIW, as compared to 97.7 % for all carriers combined.

        The 1995 loss at CIW is primarily attributable to lower revenues resulting largely from a reduction in hauling capacity. In addition, freight rates on military traffic were down from 1994 levels due to lower demand and increased competition. CIW experienced much higher turnover of owner operators providing tractors beginning late in 1994 and continuing into the first quarter of 1995. The Company has taken a number of steps to address the losses, including making changes in CIW management, increasing efforts to recruit drivers and owner operators, and instituting cost saving measures. These actions appear to be having a positive effect, however, additional losses at CIW are anticipated in the second quarter of 1995.

        A discussion of the impact of the above and other factors on the results of operations in the first quarter of 1995 as compared to the first quarter of 1994 follows.


   First Quarter 1995 Compared to First Quarter 1994

                                                           Per-
                                                          centage
   Key Operating Statistics              1995      1994    Change

   Operating Revenues  ($ millions)    $  54.8  $  49.6    10.5%

   Net Earnings  ($ 000's)             $   263  $ 1,032             (74.5)%
   Average  Tractors                     1,970    1,767    11.5%
   Total Loads  (000's)                  62.2      54.0    15.2%
   Revenue Miles  (millions)              39.2     36.3     8.0%
   Average Revenue per Revenue Mile    $  1.24  $  1.24      -  %


   Operating Revenues

        Operating revenues for the three months ended March 31, 1995 totaled $54.8 million as compared to $49.6 million for the same period in 1994. This 10.5% increase in revenues is attributable to an increase in revenue miles of approximately
   8.0 %.

        The approximately 8% increase in revenue miles (volume) in 1995 is attributable to an 11.5% increase in the average number of tractors employed in 1995 versus 1994, offset by lower equipment utilization as a result of overall softer shipper demand. The increased number of tractors is the result of the Company's internal growth plans implemented in 1994 and 1993 when the Company added additional Company-operated tractors. There was a nominal decline in the average revenue per revenue mile (price) in the 1995 period as compared to the 1994 period, which offsets slightly the favorable volume trends.

        The Company's core flatbed business (RRT, EMT, and ADS) experienced significantly higher volumes in 1995, posting increased revenues of $ 6.6 million, or 16% over 1994. Average tractor counts at these subsidiaries were up nearly 13% in 1995 over 1994. These favorable revenue increases were offset partially by a 30% decrease in revenue at CIW, as explained above. Revenues at RDS were largely unchanged in the 1995 versus 1994 periods.


   Operating Expenses

        The   following   table   sets    forth   the   percentage
   relationship of operating expenses to operating revenues for the three months ended March 31:

                                            1995       1994
   Operating revenues                      100.0%    100.0%

   Operating expenses:
     Purchased transportation
      and equipment rents                   36.1      37.3
     Fuel and other operating expenses      22.6         23.0
     Salaries, wages and benefits           26.3         22.0
     Insurance and claims                    3.9         3.9
     Operating taxes and licenses              4.4       4.7

     Depreciation                            2.0       2.7
     Other operating expenses                2.4       1.8

     Total operating expenses               97.7%     95.4%

        The Company's 1995 operating ratio excluding CIW would have been 95.5 %, versus 97.7% for all carriers combined.

        Throughout 1994 and 1995, the mix of company-operated versus owner-operator equipment continued to shift towards company-operated equipment as a result of increased competition for qualified owner-operators, and the Company's ability to secure financing and customer business for increased company-operated equipment. Approximately 62% of the Company's revenue in the three months ended March 31, 1995 was generated by company-operated equipment, as compared to 59% in the 1994 period.

        The relatively higher use of company-operated equipment resulted in an increase in salaries, wages and benefits, and in fixed costs related to ownership or lease of the equipment, and decreases in purchased transportation as a percentage of revenue. Salaries and wages have also increased as a result of driver wage increases implemented in late 1994 and early 1995. Fuel and other operating expenses decreased as a percentage of revenue in 1995, as compared to 1994. This is attributable to a decrease in the other operating expense component offset by an increase in fuel consumed by more company-operated equipment. Fuel cost per mile declined slightly in 1995 versus 1994.

        Depreciation expense decreased in 1995 as compared to 1994 as the Company continues to replace owned or capital leased tractors with tractors financed under operating leases. Operating lease expense is reflected in Purchased transportation and equipment rents.

        Other operating expenses increased in 1995 over 1994 due to increased communication costs and increased provisions for doubtful accounts.

   Interest Expense

        Interest expense declined slightly to $ 0.08 million in 1995 from $ 0.09 million in the same period in 1994, as the favorable effect of lower average outstanding bank borrowings was offset partially by the unfavorable effect of higher interest rates.

   Liquidity and Capital Resources

        The Company's cash position for the first three months of 1995 increased by $ 0.2 million. As reflected in the accompanying Consolidated Statement of Cash Flows, the Company generated $1.5 million of cash from operating activities, and financing activities generated another $0.2 million. This was offset by $1.9 million of cash used in investing activities, primarily to finance the construction of a new headquarters facility for RRT.

        The Company's day-to-day financing is provided by borrowings under the Company's bank credit facility. Presently, the Company has a $22 million long-term credit facility with a bank, consisting of a $7 million term loan with a final maturity of December 31, 1997, and a $15 million revolving line of credit which expires January 15, 1996.
   Quarterly principal payments of $500,000 on the term loan commenced April 1, 1995. The line of credit includes provisions for the issuance of up to $15 million in stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the credit facility totaled $8.4 million at March 31, 1995, and outstanding stand-by letters of credit totaled $8.9 million at that date. The combination of these two bank credits totaled $17.3 million, leaving $4.7 million of borrowing capacity available at March 31, 1995. The Company's liquidity is generally lowest in the first and early second quarters of the year, as the Company funds its annual plate and permit expenses at the same time that working capital finance requirements are highest. The Company is negotiating a replacement bank credit facility with its lender. The Company has requested an increase in the total credit from $ 22 million to $ 33 million. This would provide the Company adequate financing to support its growth plans and to finance its on-going working capital needs.

        The Company plans to acquire approximately 350 new tractors in 1995. Approximately 125 of the new tractors will replace older units and the balance of approximately 225 units will represent incremental growth units. The new tractors will be financed primarily under walk-away operating leases, and are not expected to require any significant amount of deposits or down payments. In addition, the Company is nearing completion of the construction of a new $ 3.0 million headquarters facility for RRT, and improved driver facilities at the EMT headquarters. Construction costs are being financed under the bank credit facility, although the Company is arranging permanent financing for the RRT headquarters.

        The Company believes that cash generated from operations, including cash from the continued sale of certain trade accounts receivable, and cash available to it under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.

                    PART II - OTHER INFORMATION


   ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, other than routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. The Company maintains insurance which covers liability resulting from such transportation related claims up to $25 million per occurrence, subject to deductibles for the first $25,000 to $250,000 of exposure for each incident. The Company is not aware of any claims or threatened claims that might materially affect the Company's operating or financial results.


   ITEM 2.   CHANGES IN SECURITIES

                  None


   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None


   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


   ITEM 5.   OTHER INFORMATION

                  None


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits
                  Exhibit 11 - Computation of Per Share Earnings

             (b)  Reports on Form 8-K

                  Current report on Form 8-K, dated April 3, 1995 reporting the conversion on March 31, 1995 of the Company's 7% Convertible Subordinated Debentures,and the issuance of 3,363,352 shares of common stock.

                             SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 INTRENET, INC.
                                      (Registrant)





   May 15, 1995                       /s/Jonathan G. Usher

                                      Jonathan G. Usher,
                                      Vice President - Finance,
                                      Treasurer     and      Chief
   Financial
                                      Officer
                                      (Principal Financial and
                                       Accounting Officer)

                           INTRENET, INC.
                     STATEMENT RE: COMPUTATION
                       OF PER SHARE EARNINGS


                                 Three Months Ended March 31,
                                      1995          1994

   Weighted average shares
       outstanding during
       period                     9,566,780      9,067,164

       Assumed exercise of
           options and warrants     619,267      1,004,205

   Shares assumed for primary
       earnings per share        10,186,047     10,071,369

       Assumed conversion of
          7% Convertible
          Subordinated Debentures       -        3,457,036

       Shares assumed for fully
           diluted earnings
           per share                    N/A     13,528,405

   Earnings for the period:
       ($ in Thousands)

       Net earnings                   $ 263         $1,032

   Earnings per common and common
         equivalent share:

         Primary                      $0.03          $0.10

         Fully diluted                  N/A          $0.08



                                                      EXHIBIT  11