Form 10-Q/A
period 1995-03-31
INTRENET INC
filed 1995-06-30
CIK 778161

FORM 10-Q/A
(AMENDMENT NO. 1 to Quarterly Report)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


(Mark One)

[ X ] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934

For the quarterly period ended  March 31, 1995

OR

[    ]  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT  		OF 1934



For the transition period from      to

Commission file number   0-14060


                        INTRENET, INC.

(Exact name of registrant as specified in its charter)


Indiana
(State or other jurisdiction of incorporation ororganization)
35-1597565
(IRS Employer Identification No)

400 TechneCenter Drive, Suite 200, Milford, Ohio         	45150
(Address of principal executive offices)			            			(Zip Code)


Registrant's telephone number, including area code:        (513) 576-6666

Former name, former address and former fiscal year, if changed since last report: Not Applicable


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes [ X ]  	No [   ]


Applicable only to corporate registrants: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 1995, there were 13,162,728 shares issued and outstanding.


		Intrenet, Inc. hereby amends Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, to include Exhibit 27, the Financial Data Schedule, which was omitted from the original filing.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		(a)	Exhibits

			Exhibit 11 - Computation of Per Share Earnings
			Exhibit 27 - Financial Data Schedule


		(b)	Reports on Form 8-K

			Current report on Form 8-K, dated April 3, 1995 reporting the conversion
on March 31, 1995	of the Company's 7% Convertible Subordinated Debentures,
and the issuance of 3,363,352	shares of common stock.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							INTRENET, INC.

							By:  __/s/ Jonathan G. Usher__
							Jonathan G. Usher,
							Vice President - Finance,
							Treasurer and Chief Financial	Officer
							(Principal Financial and Accounting Officer)

Date: June 30, 1995