Form 10-Q
period 1995-06-30
INTRENET INC
filed 1995-08-11
CIK 778161

SECURITIES AND EXCHANGE COMMISSION   WASHINGTON, D.C. 20549

FORM 10-Q

X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT	OF 1934

For the quarterly period ended    June 30, 1995


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT	OF 1934

For the transition period from                   to

Commission file number   0-14060

                  INTRENET, INC.
(Exact name of registrant as specified in its charter)

Indiana                						                      35-1597565
(State or other jurisdiction of						  (IRS Employer Identification No)
incorporation or organization)

400 TechneCenter Drive, Suite 200, Milford, Ohio             45150
(Address of principal executive offices)			      	        	(Zip Code)


Registrant's telephone number, including area code        (513) 576-6666


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

Common Stock, without par value, 13,197,728 shares issued and outstanding at June 30, 1995

                             INTRENET, INC.
                               FORM 10-Q
                             JUNE 30, 1995


                                  INDEX

 												       														                                	PAGE

Part I - Financial Information:

	Item 1.  Financial Statements:

		Consolidated Balance Sheets
		  June 30, 1995 and December 31, 1994			....................		     10

		Consolidated Statements of Operations
		  Three and Six Months Ended June 30, 1995 and 1994		.......		     11

		Consolidated Statement of Shareholders' Equity
		  Six Months Ended June 30, 1995 			........................	 	    12

		Consolidated Statements of Cash Flows
		  Three and Six Months Ended June 30, 1995 and 1994		.......		     13

		Notes to Consolidated Financial Statements		................		     3


	Item 2. Management's Discussion and Analysis of Financial
		   Condition and Results of Operations		....................		     5


Part II - Other Information:

	Item 1.  Legal Proceedings 					         	....................		    8

	Item 2.  Changes in Securities 					      	....................		   8

	Item 3.  Defaults Upon Senior Securities		....................		    8

	Item 4.  Submission of Matters to a Vote of Security Holders				    8

	Item 5.  Other Information 					         	....................		    8

	Item 6.  Exhibits and Reports on Form 8-K	....................		    8

            INTRENET, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements
                    June 30, 1995
                     (Unaudited)

(1) Unaudited Consolidated Financial Statements

	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at June 30, 1995 were Roadrunner Trucking, Inc.
(RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), Roadrunner Distribution
Services, Inc. (RDS), and C.I. Whitten Transfer Company, (CIW).
All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier services on a regional basis throughout the forty-eight continental states and Canada.

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

	The results for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

(2) Earnings  Per Common and Common Equivalent Share

	Earnings per common and common equivalent share have been computed on the basis of the weighted average common shares outstanding during the periods. No effect has been included for options or warrants outstanding, if the effect would be antidilutive. Fully diluted earnings per share have been computed under the assumption that the convertible debentures had been converted into common stock on the date of their issuance, using the if-converted method. As the debentures were converted on March 31, 1995 (See Note 3), no dilutive securities exist at the date of this report. Had the debentures been converted on January 1, 1995, primary earnings per share would have been $ 0.07.

(3) Conversion of 7% Convertible Subordinated Debentures

	In March, 1995, the Company issued a redemption notice for its 7% Convertible Subordinated Debentures. As the trading price of the common stock was in excess of the $ 1.65 conversion price, all debenture holders elected to convert their debentures into common stock. On March 31, 1995, the Company issued 3,636,352 shares of common stock in exchange for all of the debentures.
The conversion had the effect of reducing long term debt, and increasing shareholders' equity by $ 6.0 million, and reducing annual interest costs by $ 420,000.

(4) Revenue Recognition

	Operating revenues are recognized upon the receipt of the freight. Related transportation expenses including driver wages, purchased transportation, fuel and fuel taxes, agent commissions, and insurance premiums are accrued when the revenue is recognized.

  In 1991, the Emerging Issues Task Force (EITF) released Issue 91-9, "Revenue and Expense Recognition for Freight Services in Process". The EITF reached the conclusion that the preferable method for recognizing revenue and expense was either (1) recognition of both revenue and direct cost when the shipment is completed, or (2) allocation of revenue between reporting periods based on relative transit time in each reporting period and recognize expenses as incurred. The difference between the Company's method of revenue recognition, and the preferable methods described above, is not material to the results of operation or financial condition of the Company.

(5) Reorganization Value in Excess of Amounts Allocated to
Identifiable Assets

	 Reorganization Value in Excess of Amounts Allocated to
Identifiable Assets results from the Chapter 11 reorganization of the Company in 1990.

(6) Accrued Claim Liabilities

	The Company maintains insurance coverage for liability, cargo and workers compensation risks, among others, which have deductible obligations ranging from $ 0 to $ 250,000 per occurrence. Provision is made in the Company's financial statements for these deductible obligations at the time the incidents occur, and for claims incurred but not reported. Claim deductible obligations which remain unpaid at the balance sheet date are reflected in the financial statement caption "Accrued
Claim Liabilities" in the accompanying consolidated financial statements. Current Accrued Claim Liabilities are claims estimated to be paid in the twelve month period subsequent to the balance sheet date, while Long Term Accrued Claim
Liabilities are claims estimated to be paid thereafter.

(7) Reclassification of Certain 1994 Amounts

	Certain 1994 amounts have been reclassified in the accompanying consolidated financial statements to make them consistent with the 1995 presentation. Specifically, driver subsistence payments for 1995 and 1994 are now reflected in Salaries, Wages and Benefits, rather than in Fuel and Other Operating Expenses as was done in previous reports.

Item 2. Management's Discussion and Analysis
           of Financial Condition and
             Results of Operations

Results of Operations

Introduction

	The Company reported net earnings of $669,000 ($ 0.05 per share) on revenues of $ 54.9 million in the three month, and $ 931,000 ($ 0.08 per share) on revenues of $ 109.7 million in the six month period ended June 30, 1995. This compares with earnings of $ 1.9 million ($ 0.19 per share) and $ 3.0 million ($0.30 per share) on revenues of $ 55.1 million and $ 104.6 million in the comparable periods of 1994. As further discussed below, the 1995 earnings were negatively impacted by pre-tax losses at the Company's munitions specialty carrier, CIW. In addition, the slower growth of the U.S. economy in the second quarter of 1995 made it more difficult to efficiently operate the fleet, led to a higher proportion of empty miles to paid miles, and increased competitive pressure reduced average freight rates. Further, continued competition for qualified drivers has led the Company to increase driver wages and driver recruiting expenditures at a time of decreasing volumes and rates. All of the above factors combined to reduce the Company's profitability in the second quarter and first half of 1995 when compared with the same periods in 1994. Management is cautiously optimistic that if the economy recovers in the second half of 1995, freight volumes and rates will increase.

	Despite the lackluster economy and intense competition, the Company's three flatbed carriers, RRT, EMT, and ADS, continued to grow in the first six months of 1995. Revenue at these three companies was up $ 2.8 million or 6 % in the second quarter and $ 9.4 million or 11 percent in the first half of 1995 over the comparable 1994 periods. Revenues at RDS, however, decreased by $ 1.3 million or 10 % in the six month 1995 period versus the comparable 1994 period.

	The 1995 pre-tax losses at CIW ($ 1.2 million in the first quarter, and $ 0.6 million in the second quarter) are primarily attributable to sharply lower revenues (down 36 % in the six month period) resulting largely from a reduction in hauling capacity. In addition, freight rates on military traffic were down from 1994 levels due to competitive pressures. The previously reported increase in CIW turnover of owner operators providing tractors continued into the second quarter of 1995. On August 4, 1995, the Company announced that it was negotiating the sale of substantially all of the operating assets of CIW to Trism, Inc.. The sale is expected to close in the third quarter. The Company anticipates continued operating losses at CIW until the sale is consummated.

	 The Company continues to accept delivery of additional growth tractors at its three flatbed carriers, but it has canceled certain second half 1995 deliveries. The Company is experiencing difficulties in attracting sufficient qualified drivers to fill the growth units, leading to an increase in the number of idle tractors in June, July and August of 1995. The
Company has stepped up its efforts to recruit more drivers, and believes the idle tractors will ultimately be fully manned.
However, management expects the incremental carrying costs of these idle units will unfavorably affect the Company's operating results in the third quarter of 1995.

	A discussion of the impact of the above and other factors on the results of operations in the second quarter and first half of 1995 as compared to the comparable periods of 1994 follows.


1995 Compared to 1994

                      	                Three 	Months 	 	          Six	Months
Key Operating Statistics   	       1995  	 1994 	% Change 	  1995   	 1994 	% Change
Operating Revenues ($ millions) 	$ 54.9 	$ 55.1  	(0.2 %)	$ 109.7 	$ 104.7    4.8 %

Net Earnings ($ 000's)          	$  669  $1,935 	(65.4 %) $   931 	$ 2,967	 (68.6 %)

Average Tractor Count            	1,985  	1,830   	8.5 % 	  1,979   	1,798  	10.1 %

Total Loads (000's)               	62.6   	59.5   	5.2 %   	124.9   	113.6  	10.0 %

Revenue Miles (millions)          	39.6   	39.9  	(0.8 %)   	78.8    	76.4   	3.2 %

Average Revenue per
             Revenue Mile      	 $ 1.31  $ 1.32 	 (0.8 %)	 $ 1.31 	 $ 1.31 	    - %

Operating Revenues

	Operating revenues for the three months ended June 30, 1995 totaled $ 54.9 million as compared to $ 55.1 million for the same period in 1994, reflecting an overall soft market in the
second quarter of 1995, and lower revenues at CIW.   Operating
revenues were $ 109.7 million for the six month period ended
June 30, 1995, as compared to $ 104.7 million for the same period of 1994, resulting primarily from a strong first quarter 1995 performance at the Company's flatbed carriers, and increased brokerage revenues.

	The approximately 3.2 % increase in revenue miles (volume) in 1995 is attributable to a 10.1 % increase in the average number of tractors employed in 1995 versus 1994, offset by lower equipment utilization as a result of overall soft shipper demand, particularly in the second quarter of 1995. The increased number of tractors is the result of the Company's internal growth plans implemented in 1994 and 1993 when the Company added additional Company-operated tractors. There was a nominal decline in the average revenue per revenue mile (price) in the 1995 period as compared to the 1994 period, which offsets slightly the favorable volume trends.

	The Company's core flatbed carriers (RRT, EMT, and ADS) experienced higher volumes, up 6 % in the second quarter and 11 % in the first half of 1995 over the comparable 1994 periods. Average tractor counts at these subsidiaries were up nearly 13 % in 1995 over 1994. These revenue increases were offset partially by a 36 % decrease in revenue at CIW, and a 10 % decrease in revenues at RDS.

Operating Expenses

 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months and six months ended June 30:

			 		                                  Three Months     Six Months
                                        Ended June 30   	Ended June 30
                            	           1995  	1994    	 1995   1994

Operating revenues                     	100 %  100 % 	 	 100 % 	100 %

Operating expenses:

   Purchased transportation and
           equipment rents            	37.2  	37.4   	 	36.7  	37.4
   Salaries, wages and benefits       	27.9  	24.6   	 	27.1  	24.8
   Fuel and other operating expenses  	19.7  	19.6   	 	21.1  	19.8
   Insurance and claims 	               3.2 	  3.7 	  	  3.6 	  3.8
   Operating taxes and licenses 	       4.8    4.5  	 	  4.6 	  4.6
   Depreciation 	                       2.3 	  2.2 	 	   2.1 	  2.4
   Other operating expenses 	           1.6    2.2	 	    2.0	   2.0

         Total operating expenses     	96.7 % 94.2 % 	 	97.2% 	94.8 %

	Throughout 1995, the mix of company-operated versus owner-operator equipment continued to shift towards company-operated equipment as a result of the Company's internal growth plans, increased competition for qualified owner-operators, and the Company's ability to secure financing and customer business for increased company-operated equipment. Approximately 61 % of the Company's revenue in the three month and six month periods ended June 30, 1995 was generated by company-operated equipment, as compared to approximately 59 % in the 1994 periods.

	The relatively higher use of company-operated equipment resulted in an increase in salaries, wages and benefits, and in fixed costs related to ownership or lease of the equipment, and decreases in purchased transportation as a percentage of revenue. Salaries and wages have also increased as a result of
(1) driver wage increases implemented in late 1994 and early 1995 in response to competitive conditions, (2) treating all driver wages as taxable in 1995, as compared to a portion being considered as non-taxable subsistence payments in 1994, and (3) increased payroll taxes on the increased driver wages as a result of (1) and (2) above. Fuel and other operating expenses, and Operating taxes and licenses, increased as a percentage of revenue in the 1995 periods, as compared to 1994 due to the increase in the number of company-operated tractors in 1995. Fuel cost per mile declined slightly in 1995 versus 1994.

	Insurance and claims expense continued to decline in 1995 over 1994 as a result of favorable trends in insurance premiums and accident claims as a percentage of revenue.

	Depreciation expense decreased in 1995 as compared to 1994 as the Company continues to replace owned or capital leased tractors with tractors financed under operating leases.
Operating lease expense is reflected in Purchased transportation and equipment rents.

	Other operating expenses decreased in the second quarter of 1995 over the comparable 1994 period due to lower communication costs as a result of a new long distance telecommunications contract.

Interest Expense

	Interest expense declined in 1995 over 1994, as the favorable effect of lower average outstanding bank borrowings was offset partially by the unfavorable effect of higher interest rates. In addition, interest expense in the second quarter and first half of 1995 was reduced by $ 105,000 as a result of the conversion of the 7% Convertible Subordinated Debentures on March 31, 1995
(See Note 3 to the Consolidated Financial Statements).

Liquidity and Capital Resources

	The Company used $ 0.7 million of cash in the first six months of 1995. As reflected in the accompanying Consolidated Statement of Cash Flows, the Company generated $ 3.8 million of cash from operating activities. This was offset by $ 0.8 million of cash used in financing activities, and $ 3.7 million used in investing activities, primarily to finance the construction of a new headquarters facility for RRT.

	The Company's day-to-day financing is provided by borrowings under the Company's bank credit facility. The Company has a $22 million long-term credit facility with a bank, consisting of a
$7 million term loan with a final maturity of December 31, 1997, and a $15 million revolving line of credit which expires January
15, 1996.  Quarterly principal payments of $500,000 on the term loan commenced April 1, 1995. The line of credit includes provisions for the issuance of up to $15 million in stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the credit facility totaled $ 8.7 million at June 30, 1995, and outstanding stand-by letters of credit totaled $ 6.7 million at that date. The combination of these two bank credits totaled $15.4 million, leaving $ 6.1 million of borrowing capacity available at June
30, 1995.   The Company expects to enter into a replacement bank
credit facility with its lender. The Company has requested an increase in the total credit from $ 22 million to $ 33 million.
This would provide the Company adequate financing to support its growth plans and to finance its on-going working capital needs.

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

ITEM 2.	CHANGES IN SECURITIES

			None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

			None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The annual meeting of shareholders was held on June 2, 1995.
The following individuals were 		elected as directors for the
ensuing year or until their successors are duly elected and
qualified 	 with the following votes cast for or against.  There
were no abstentions or broker non-votes.



						 		     For		    	      Against

			Joseph A. Ades				      11,705,880				6,472
  	Jackson A. Baker		 	    11,706,124				6,228
			Eric C. Jackson	 		     11,707,124				5,228
			Fernando Montero		     	11,707,124				5,228
			Edwin H. Morgens	     		11,707,124				5,228
			Thomas J. Noonan, Jr.			11,705,880				6,472
			A. Torrey Reade			     	11,707,024				5,328
			James L. Shelnutt		     11,705,882    6,470
 		Jeffrey B. Stone				    11,707,122				5,230

	The shareholders of the Company also ratified the selection of Arthur Andersen LLP as auditors for 1995, with 11,653,738 votes in favor, 7,700 against, and 40,593 abstentions. There were no broker non-votes.


ITEM 5.	OTHER INFORMATION

			None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		(a)	Exhibits

			Exhibit 11 - Computation of Per Share Earnings

			Exhibit 27 - Financial Data Schedule

		(b)	Reports on Form 8-K

			None

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							INTRENET, INC.
							(Registrant)

August  11, 1995					/s/ Jonathan G. Usher

							Jonathan G. Usher,	Vice President - Finance,
							Treasurer and Chief Financial	Officer
							(Principal Financial and Accounting Officer)

                                     INTRENET, INC. AND SUBSIDIARIES
                                       Consolidated Balance Sheets
                                    June 30, 1995 and December 31, 1994
                                        (In Thousands of Dollars)
             Assets                                                  1995        1994
                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                    $  2,087     $ 2,734
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,484 in 1995
        and $1,363 in 1994                                         21,115      20,177
    Prepaid expenses and other                                      7,132       6,409
                Total current assets                               30,334      29,320

Property and equipment, at cost less accumulated
        depreciation                                               30,696      27,976
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization     7,989       8,451
Deferred income taxes                                               2,525       2,525
Other assets                                                          964         786
                  Total assets                                   $ 72,508     $69,058


            Liabilities and Shareholders' Equity
Current liabilities:
    Current notes payable to banks                               $  4,209     $ 2,000
    Current equipment borrowings and capital lease obligations      5,645       5,425
    Accounts payable and cash overdrafts                            8,766       8,553
    Current accrued claim liabilities                               6,974       6,846
    Other accrued expenses                                          6,878       5,505
                  Total current liabilities                        32,472      28,329

Long-term notes payable to banks                                    4,500       5,000
7% convertible subordinated debentures                                  0       5,988
Long-term equipment borrowings and capital lease obligations        9,680      11,303
Long-term accrued claim liabilities                                 2,000       2,000
                  Total liabilities                                48,652      52,620

Shareholders' equity:
    Common Stock, without par value; 20,000,000
        shares authorized;  13,197,728 and 9,087,164 shares
        issued and outstanding at June 30 and
        December 31, respectively                                  15,940       9,453
    Retained earnings
        since January 1, 1991                                       7,916       6,985
                  Total shareholders' equity                       23,856      16,438
                  Total liabilities and shareholders' equity     $ 72,508     $69,058



The accompanying notes are an integral part of these consolidated financial statements.

                           INTRENET, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
                 Three Months and Six months ended June 30, 1995 and 1994
                                     (Unaudited)
                       (In Thousands of Dollars, Except Per Share Data)
                                          Three Months               Six Months
                                          Ended June 30,             Ended June 30,
                                        1995         1994          1995         1994
Operating revenues                 $  54,949   $   55,071    $  109,699   $  104,627

Operating expenses:
  Purchased transportation
     and equipment rents              20,450       20,604        40,235       39,094
  Salaries, wages, and benefits       15,350       13,529        29,772       25,926
  Fuel and other operating expenses   10,802       10,794        23,150       20,707
  Insurance and claims                 1,781        2,057         3,903        3,968
  Operating taxes and licenses         2,614        2,474         4,999        4,823
  Depreciation                         1,240        1,201         2,326        2,511
  Other operating expenses               908        1,212         2,232        2,118
                                      53,145       51,871       106,617       99,147

Operating income                       1,804        3,200         3,082        5,480

Interest expense                        (733)        (921)       (1,521)      (1,817)
Other expense, net                      (116)         (81)         (231)        (173)

      Earnings before income taxes       955        2,198         1,330        3,490

Provision for income taxes              (286)        (263)         (399)        (523)

      Net earnings                 $     669   $    1,935    $      931   $    2,967

Earnings per common and common
    equivalent share:

      Primary                      $    0.05   $     0.19    $     0.08   $     0.30

      Fully diluted                $     N/A   $     0.15    $      N/A   $     0.23



The accompanying notes are an integral part of these consolidated financial statments.

                            INTRENET, INC. AND SUBSIDIARIES
                      Consolidated Statement of Shareholder's Equity
                          For the Six months ended June 30, 1995
                               (In Thousands of Dollars)


                                                        Retained Shareholder's
                                   Shares     Dollars    Earnings    Equity
Balance, December 31, 1994       9,087,164   $  9,453   $  6,985   $  16,438

Exercise of Stock Options          474,212        497         -          497

Conversion of 7% Convertible
    Subordinated Debentures      3,636,352      5,990         -        5,990

Net Earnings for 1995                   -          -         931         931

Balance, June 30, 1995          13,197,728   $ 15,940   $  7,916   $  23,856






The accompanying notes are an integral part of these consolidated financial statements.

                                  INTRENET, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                        Three months and six months ended June 30, 1995 and 1994
                                            (Unaudited)
                                      (In Thousands of Dollars)

                                                  Three Months              Six Months
                                                 ended June 30,           ended June 30,
                                                 1995        1994         1995        1994
Cash flows from operating activities:
    Net Earnings                             $     669   $   1,935    $     931   $   2,967

Adjustments to reconcile net earnings to net cash
 provided by operating activities:
     Depreciation and amortization               1,345       1,309        2,536       2,724
     Provision for doubtful accounts                88         164          300         282
   Changes in assets and liabilities, net
     Receivables                                    27        (583)      (1,238)     (2,943)
     Prepaid expenses                              442       1,044       (1,260)       (955)
     Accounts payable and accrued expenses        (348)     (1,192)       2,347       1,891
     Other                                         164         174          221         339

Net cash provided by operating activities        2,387       2,851        3,837       4,305


Cash flows from financing activities:
Net borrowings (repayments) on line of credit      333         143        1,709           1
Principal payments on capital leases and other  (1,418)     (2,406)      (2,800)     (4,670)
                        debits
Proceeds from exercise of stock options             53          30          304          30

Net cash (used in) financing activities         (1,031)     (2,233)        (787)     (4,639)


Cash flows from investing activities:
Purchases of property and equipment             (2,147)     (1,256)      (4,228)     (1,459)
Disposals of property and equipment                386         562          531       1,650

Net cash provided by (used in) investing        (1,761)       (694)      (3,697)        191
                                  activities
Net (decrease) in cash and cash equivalents       (406)        (76)        (647)       (143)

Cash and cash equivalents:
Beginning of period                              2,494       2,289        2,734       2,356
End of period                                $   2,088   $   2,213    $   2,087   $   2,213



The accompanying notes are an integral part of these consolidated financial statements.