Form 10-Q
period 1995-09-30
INTRENET INC
filed 1995-11-13
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934


	For the quarterly period ended    September 30, 1995

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

Common Stock, without par value, 13,197,728 shares issued and outstanding at October 31, 1995

INTRENET, INC.
FORM 10-Q
SEPTEMBER 30, 1995


INDEX

        	                           												       															PAGE

Part I - Financial Information:

	Item 1.  Financial Statements:

		Consolidated Balance Sheets
		  September 30, 1995 and December 31, 1994	....................		     3

		Consolidated Statements of Operations
		  Three and Nine Months Ended September 30, 1995 and 1994	.....		     4

		Consolidated Statement of Shareholders' Equity
		  Nine Months Ended September 30, 1995			......................		     5

		Consolidated Statements of Cash Flows
		  Three and Nine Months Ended September 30, 1995 and 1994......		     6

		Notes to Consolidated Financial Statements	....................		     7


	Item 2. Management's Discussion and Analysis of Financial
		   Condition and Results of Operations					....................		     9


Part II - Other Information:

	Item 1.  Legal Proceedings 							................................	   12

	Item 2.  Changes in Securities 							...........................		   12

	Item 3.  Defaults Upon Senior Securities						...................		   12

	Item 4.  Submission of Matters to a Vote of Security Holders	...	  	  12

	Item 5.  Other Information 							................................	   12

	Item 6.  Exhibits and Reports on Form 8-K					...................		   12

                                          INTRENET, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                          September 30, 1995 and December 31, 1994
                                          (In Thousands of Dollars)

             Assets                                                   1995         1994
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                    $   1,596     $  2,734
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,430 in 1995
        and $1,363 in 1994                                          22,774       20,177
    Prepaid expenses and other                                       6,148        6,409
                Total current assets                                30,518       29,320

Property and equipment, at cost less accumulated
        depreciation                                                27,884       27,976
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization      7,757        8,451
Deferred income taxes                                                2,525        2,525
Other assets                                                           934          786
                  Total assets                                   $  69,618     $ 69,058


            Liabilities and Shareholders' Equity
Current liabilities:
    Current notes payable to banks                               $   2,000     $  2,000
    Current portion - long term debt and capital lease obligation    5,067        5,425
    Accounts payable and cash overdrafts                             8,397        8,553
    Current accrued claim liabilities                                6,647        6,846
    Other accrued expenses                                           7,010        5,505
                  Total current liabilities                         29,121       28,329

Long-term notes payable to banks                                     4,000        5,000
7% convertible subordinated debentures                                   0        5,988
Long-term debt and capital lease obligations                        10,403       11,303
Long-term accrued claim liabilities                                  2,000        2,000
                  Total liabilities                                 45,524       52,620

Shareholders' equity:
    Common Stock, without par value; 20,000,000
        shares authorized;  13,197,728 and 9,087,164 shares
        issued and outstanding at September 30 and
        December 31, respectively                                   15,940        9,453
    Retained earnings
        since January 1, 1991                                        8,154        6,985
                  Total shareholders' equity                        24,094       16,438
                  Total liabilities and shareholders' equity     $  69,618     $ 69,058




The accompanying notes are an integral part of these financial statements.


                                     INTRENET, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Operations
                          Three Months and Nine months ended September 30, 1995 and 1994
                                                (Unaudited)
                                 (In Thousands of Dollars, Except Per Share Data)

                                                   Three Months               Nine Months
                                                Ended September 30,       Ended September 30,

                                                 1995         1994          1995         1994
Operating revenues                         $   53,097   $   56,344    $  162,796   $  160,971

Operating expenses:
  Purchased transportation
     and equipment rents                       20,667       20,871        60,901       59,964
  Salaries, wages, and benefits                14,009       14,068        43,781       39,995
  Fuel and other operating expenses            11,799       11,590        34,949       32,297
  Insurance and claims                          1,643        2,051         5,546        6,019
  Operating taxes and licenses                  2,478        2,496         7,477        7,319
  Depreciation                                  1,175        1,188         3,502        3,699
  Other operating expenses                        531        1,013         2,763        3,131
                                               52,302       53,277       158,919      152,424

Operating income                                  795        3,067         3,877        8,547

Interest expense                                 (713)        (877)       (2,234)      (2,694)
Other income/(expense), net                       258          (90)           27         (263)

      Earnings before income taxes                340        2,100         1,670        5,590

Provision for income taxes                       (102)        (595)         (501)      (1,118)

      Net earnings                         $      238   $    1,505    $    1,169   $    4,472

Earnings per common and common
    equivalent share:

      Primary                              $     0.02   $     0.15    $     0.09   $     0.45

      Fully diluted                        $      N/A   $     0.12    $      N/A   $     0.35



The accompanying notes are an integral part of these consolidated financial statements.

                                       INTRENET, INC. AND SUBSIDIARIES
                                       Consolidated Statement of Shareholder's Equity
                                       For the Nine Months ended September 30, 1995
                                       (In Thousands of Dollars)




                                                                   Retained   Shareholder
                                          Shares        Dollars    Earnings     Equity

Balance, December 31, 1994               9,087,164   $   9,453   $   6,985   $   16,438

Exercise of Stock Options                  474,212         497          -           497

Conversion of 7% Convertible
    Subordinated Debentures              3,636,352       5,990          -         5,990

Net Earnings for 1995                           -           -        1,169        1,169

Balance, September 30, 1995             13,197,728   $  15,940   $   8,154   $   24,094





The accompanying notes are an integral part of these consolidated financial statements.


                                     INTRENET, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                     Three Months and Nine Months ended September 30, 1995 and 1994
                                     (Unaudited)
                                     (In Thousands of Dollars)
                                                               Three Months            Nine Months
                                                            ended September 30,    ended September 30,


                                                             1995        1994         1995        1994
Cash flows from operating activities:
       Net Earnings                                     $     238   $   1,505    $   1,169   $   4,472

  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
       Depreciation and amortization                        1,280       1,289        3,817       4,013
       Provision for doubtful accounts                       (141)         63          159         345
    Changes in assets and liabilities, net
       Receivables                                         (1,519)       (847)      (2,756)     (3,790)
       Prepaid expenses                                       943         347         (318)       (608)
       Accounts payable and accrued expenses                 (464)      2,049        1,883       4,445
       Other                                                  482        (205)         703        (370)

  Net cash provided by operating activities                   819       4,201        4,657       8,507


Cash flows from financing activities:
  Net borrowings (repayments) on line of credit            (2,708)     (2,392)      (1,000)     (2,391)
  Principal payments on long-term debt and capital leases  (1,896)     (2,063)      (4,696)     (6,733)
  Issuance of long-term debt                                2,299       1,440        2,299       1,440
  Proceeds from exercise of stock options                       0        -             304          30

  Net cash (used in) financing activities                  (2,305)     (3,015)      (3,093)     (7,654)


Cash flows from investing activities:
  Purchases of property and equipment                      (1,946)     (2,235)      (6,174)     (3,694)
  Disposals of property and equipment                          28       1,054          559       2,703
  Sale of operating assets of CI Whitten                    2,913        -           2,913        -

  Net cash provided by (used in) investing activities         995      (1,181)      (2,702)       (991)

Net (decrease) in cash and cash equivalents                  (491)          5       (1,138)       (138)

Cash and cash equivalents:
  Beginning of period                                       2,087       2,213        2,734       2,356
  End of period                                         $   1,596   $   2,218    $   1,596   $   2,218




The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1995
(Unaudited)


(1) Unaudited Consolidated Financial Statements

	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at September 30, 1995 were Roadrunner Trucking,
Inc. (RRT), Eck Miller Transportation Corporation (EMT),
Advanced Distribution System, Inc. (ADS), and Roadrunner
Distribution  Services, Inc. (RDS). (See Note 3 regarding C. I.
Whitten Transfer Company.) All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier services on a regional basis throughout the forty-eight continental states and Canada.

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

	The results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.





(2) Earnings  Per Common and Common Equivalent Share

	Earnings per common and common equivalent share have been computed on the basis of the weighted average common shares outstanding during the periods. No effect has been included for options or warrants outstanding, if the effect would be antidilutive. Fully diluted earnings per share have been computed under the assumption that the Company's 7% convertible subordinated debentures had been converted into common stock on the date of their issuance, using the if-converted method. As the debentures were converted on March 31, 1995, no dilutive securities exist at the date of this report. Had the debentures been converted on January 1, 1995, primary earnings per share would have been unchanged.



(3) Sale of Operating Assets of C. I. Whitten Transfer Company

	On August 28, 1995, the Company sold substantially all of the operating assets of its munitions specialty carrier, C. I.
Whitten Transfer Company ("CIW"), to TRISM, Inc. ("TRISM") in accordance with the terms of an Asset Purchase Agreement dated as of August 18, 1995. TRISM acquired substantially all of the tangible and intangible assets of CIW used in its business other than accounts receivable, prepaid expenses and certain other assets. The total purchase price, net of approximately $844,000 of liabilities assumed by TRISM, was approximately $2,965,000.
TRISM also assumed certain lease obligations of CIW. The Company also agreed not to engage, for a period of five years, in the business of transporting truckload commodities of munitions, class A and B explosives, other articles designated sensitive by the United States Government and hazardous waste materials.
Following the transaction, CIW changed its name to "CIW, Inc."
and no longer conducts any active motor carrier operations. The Company recorded a gain on the sale of assets to TRISM of approximately $ 350,000 in the third quarter of 1995, and has reflected this gain in Other income (expense), net, in the accompanying consolidated financial statements.

	The accompanying financial statements include the results of CIW operations to August 28, 1995, the gain on the sale of assets to TRISM described above, and provisions for the effects of the sale of the remaining assets of CIW and the wind-up of its affairs. The net effect of the CIW losses through the sale date and the other items described in the preceding sentence on the results of operations for the Company in the three and nine month periods ended September 30, 1995 was a loss of approximately $ 25,000 and $ 1.8 million, respectively.



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



(7) Reclassification of Certain 1994 Amounts

	Certain 1994 amounts have been reclassified in the accompanying consolidated financial statements to make them consistent with the 1995 presentation. Specifically, driver subsistence payments for 1995 and 1994 are now reflected in Salaries, Wages and Benefits, instead of Fuel and Other Operating Expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

Introduction

	The Company reported net earnings of $238,000 on revenues of $ 53.1 million in the three month period, and $ 1,169,000 on revenues of $ 162.8 million in the nine month period ended September 30, 1995. This compares with earnings of $ 1.5 million and $4.5 million on revenues of $ 56.4 million and $ 161.0 million in the comparable periods of 1994. As further discussed below, the 1995 earnings were negatively impacted by $
1.8 million, net, of pre-tax losses at the Company's munitions specialty carrier, CIW, during the first nine months of 1995.
In addition, the slower growth of the U.S. economy in the second and third quarters of 1995 made it more difficult to efficiently operate the fleet, led to a higher proportion of empty miles to paid miles, and competitive pressures reduced average freight rates. Further, continued intense competition for sufficient qualified drivers resulted in increased empty tractors in the third quarter of 1995, and has led the Company to increase driver wages and driver recruiting expenditures at a time of decreasing volumes and rates. All of the above factors combined to reduce the Company's profitability significantly in the third quarter and nine months ended September 30, 1995 when compared with the record results achieved by the Company in the same periods in 1994.

	Despite the lackluster economy and intense competition, the Company's three flatbed carriers, RRT, EMT, and ADS, continued to grow in the three month and nine month periods ended
September 30, 1995. Revenue at these three companies was up $
1.0 million or 2.2 % in the third quarter and  $ 10.4 million or
8.0 % in the nine months ended September 30, 1995 over the comparable 1994 periods. Revenues at RDS, however, decreased by $ 1.2 million or 17 % in the three month period and $ 2.5 million or 13 % in the nine month period ended September 30, 1995 versus the comparable 1994 periods.

	The 1995 pre-tax losses at CIW ($ 1.8 million, net , including provisions for wind-up of the business, and net of the gain on sale of assets to TRISM discussed below) are primarily attributable to sharply lower revenues (down 36 % in the nine month 1995 period) resulting largely from a reduction in hauling capacity. The previously reported increase in CIW turnover of owner operators providing tractors continued into the third quarter of 1995. In addition, freight rates on military traffic were down from 1994 levels due to competitive pressures. On
August 28, 1995, the Company completed the sale of substantially all of the operating assets of CIW to TRISM, Inc.
The total purchase price, net of approximately $844,000 of liabilities assumed by TRISM, was approximately $2,965,000.
TRISM also assumed certain lease obligations of CIW. The Company recorded a gain on the sale of assets to TRISM of approximately
$ 350,000 in the third quarter of 1995, and has reflected this gain in Other income (expense), net, in the accompanying consolidated financial statements.

	A discussion of the impact of the above and other factors on the results of operations in the third quarter and nine months ended September 30, 1995 as compared to the comparable periods of 1994 follows.


1995 Compared to 1994 	          Three 	Months 	 	          Nine	Months

Key Operating Statistics 	 1995  	 1994 	% Change 	 1995  	 1994 	% Change

Operating Revenues
   ($ millions)        	$ 53.1  	$ 56.4  	(5.9%)  	$162.8  	$161.0   	1.1%

Net Earnings ($ 000's)  	$ 238 	$ 1,505 	(83.7%) 	$ 1,169  	$4,472 	(74.6%)

Average Tractor Count   	2,079   	1,917   	8.5%    	2,021   	1,816  	11.3%

Total Loads (000's)        	62    	61.8   	0.3%    	186.9   	175.4   	6.6%

Revenue Miles (millions) 	38.5    	40.3  	(4.5%)   	117.3   	116.7   	0.5%

Average Revenue per
   Revenue Mile       	 $ 1.30 	 $ 1.33 	 (2.2%) 	 $ 1.31 	 $ 1.32 	 (0.8%)

Operating Revenues

	Operating revenues for the three months ended September 30, 1995 totaled $ 53.1 million as compared to $56.4 million for the same period in 1994, reflecting an overall soft market in the third quarter of 1995, and lower revenues at CIW and RDS.
Operating revenues were $ 162.8 million for the nine month period ended September 30, 1995, as compared to $ 161.0 million for the same period of 1994, resulting primarily from a strong first quarter 1995 performance at the Company's flatbed carriers, and increased brokerage revenues, offset by lower revenues at RDS and CIW.

	The approximately 0.5 % increase in revenue miles (volume) in 1995 is attributable to a 11.3 % increase in the average number of tractors employed in 1995 versus 1994, offset by lower equipment utilization as a result of overall soft shipper demand, particularly in the third quarter of 1995. The increased number of tractors in 1995 over 1994 is the result of the Company's internal growth plans implemented in 1995 and 1994 when the Company added additional company-operated tractors, coupled with an increase in the average number of owner-operator tractors. There was a decline in the average revenue per revenue mile (price) in the 1995 periods as compared to the 1994 periods, primarily as a result of keen price competition with competing carriers, which offsets the favorable volume trends.
The number of revenue miles decreased in the third quarter of 1995 as compared to the third quarter of 1994, as a result of decreased revenues at CIW and RDS in 1995.

	The Company's core flatbed carriers (RRT, EMT, and ADS) experienced higher volumes in 1995, up 2.2 % in the third quarter and 8 % in the nine months ended September 30, over the comparable 1994 periods.


Operating Expenses

 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months and nine months ended September 30:



                     		                Three  	Months     Nine 	Months

                                      	 1995  	 1994  	 	 1995  	 1994

Operating revenues                      	100 %  	100 %   	 100 %  	100 %

Operating expenses:

   Purchased transportation
       and equipment rents             	38.9   	37.1 	   	37.4  	 37.3

   Salaries, wages and benefits        	26.4   	25.1   	 	26.9   	24.8

   Fuel and other operating expenses   	22.2   	20.5   	 	21.5   	20.1

   Insurance and claims               	  3.1  	  3.6    	  3.4  	  3.7

   Operating taxes and licenses       	  4.7 	   4.4  	 	  4.6 	   4.5

   Depreciation                       	  2.2 	   2.1 	 	   2.1  	  2.3

   Other operating expenses 	            1.0  	  1.8 	 	   1.7 	   1.9

         Total operating expenses 	     98.5% 	 94.6% 	 	 97.6%  	94.7%


	Throughout 1995, the mix of company-operated versus owner-operator equipment continued to shift towards company-operated equipment as a result of the Company's internal growth plans, increased competition for qualified owner-operators, and the Company's ability to secure financing and customer business for increased company-operated equipment. Approximately 64 % of the Company's revenue in the three month and nine month periods ended September 30, 1995 was generated by company-operated equipment, as compared to approximately 59 % in the 1994 periods.

	The relatively higher use of company-operated equipment resulted in an increase in salaries, wages and benefits, and in fixed costs related to ownership or lease of the equipment, and decreases in purchased transportation, as a percentage of revenue. Salaries and wages have also increased as a result of
(1) driver wage increases implemented in late 1994 and early 1995 in response to competitive conditions, (2) treating all driver wages as taxable in 1995, as compared to a portion being considered as non-taxable subsistence payments in 1994, and (3) increased payroll taxes on the increased driver wages as a result of (1) and (2) above. Fuel and other operating expenses, and operating taxes and licenses, increased as a percentage of revenue in the 1995 periods, as compared to 1994 due to the increase in the number of company-operated tractors in 1995. Fuel cost per mile declined slightly in 1995 versus 1994.

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

	Other operating expenses decreased in 1995 over 1994 due to lower provisions for doubtful accounts, and reduced communication expenses.


Interest Expense

	Interest expense declined in 1995 over 1994, as the favorable effect of lower average outstanding bank borrowings was offset partially by the unfavorable effect of higher interest rates. In addition, interest expense in the third quarter and nine months ended September 30, 1995 was reduced by $ 105,000, and $
210,000, respectively, when compared to the comparable 1994
periods, as a result of the conversion of the Company's 7% convertible subordinated debentures on March 31, 1995.


Liquidity and Capital Resources

	The Company used $ 1.1 million of cash in the first nine months of 1995. As reflected in the accompanying Consolidated Statement of Cash Flows, the Company generated $ 4.7 million of cash from operating activities. This was offset by $ 3.1 million of cash used in financing activities, and $ 2.7 million used in investing activities, primarily to finance the construction of a new headquarters facility for RRT.

	The Company's day-to-day financing is provided by borrowings under the Company's bank credit facility. The Company has a $22 million long-term credit facility with a bank, consisting of a
$7 million term loan with a final maturity of December 31, 1997, and a $15 million revolving line of credit which expires January
15, 1996.  Quarterly principal payments of $500,000 on the term loan commenced April 1, 1995, and the outstanding balance at September 30, 1995 was $ 6.0 million. The line of credit includes provisions for the issuance of up to $15 million in stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the credit facility totaled $ 6.0 million at September 30, 1995, and outstanding stand-by letters of credit totaled $ 6.9 million at that date.  The combination of these two bank credits totaled
$12.9 million, leaving $ 8.1 million of borrowing capacity
available at September 30, 1995.   The Company expects to enter
into a replacement bank credit facility with its lender, prior to year end. The Company has requested an increase in the total credit from $ 22 million to $ 33 million. This would provide the Company adequate financing to support its growth plans and to finance its on-going working capital needs.

	The Company believes that cash generated from operations, including cash from the continued sale of certain trade accounts receivable, and cash available to it under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.

PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS.

	There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, other than routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. The Company maintains insurance which covers liability resulting from such transportation related claims in amounts management believes are prudent and consistent with accepted industry practices, subject to deductibles for the first $100,000 to $250,000 of exposure for each incident. The Company is not aware of any claims or threatened claims that might materially affect the Company's operating or financial results.


ITEM 2.	CHANGES IN SECURITIES

			None


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

			None



ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

			None


ITEM 5.	OTHER INFORMATION

			None


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		(a)	Exhibits

			Exhibit 11 - Computation of Per Share Earnings

			Exhibit 27 - Financial Data Schedule


		(b)	Reports on Form 8-K

	Report dated August 28, 1995 reporting the sale of substantially all of the
	operating assets of C. I. Whitten Transfer Company to TRISM, Inc.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							INTRENET, INC.
							(Registrant)


November  13, 1995					/s/ Jonathan G. Usher
                    							Jonathan G. Usher,
                    							Vice President - Finance,
                    							Treasurer and Chief Financial
                    							Officer
                    							(Principal Financial and
                    							 Accounting Officer)