Form 10-K
period 1995-12-31
INTRENET INC
filed 1996-03-13
CIK 778161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K


       (Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended  	  December 31, 1995

OR


	TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
REQUIRED]


For the transition period from          to            .



Commission file number 0-14060

Intrenet, Inc.
(Exact name of registrant as specified in its charter)


                Indiana						         	   35-1597565
(State or other jurisdiction of		  (I.R.S. Employer Identification No.)
incorporation or organization)



400 TechneCenter Drive, Suite 200
           Milford, Ohio						                 45150
(Address of principal executive offices)				   (Zip Code)



Registrant's telephone number, including area code: (513)576-6666 Securities registered pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, without par value
(Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.			Yes    X  	No


Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.	[     ]


The aggregate market value of the common stock (based upon the closing sale price on such date) held by non-affiliates of the
registrant as of March 1, 1996, was approximately   $ 4,745,966.


	Applicable only to registrants involved in bankruptcy
proceedings during the preceding five years:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.	Yes   X  	No

	(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 1996, there were 13,227,338 shares issued and outstanding.

	Documents Incorporated By Reference: Portions of the following documents have been incorporated by reference into this report:

		Identity of Document                     Parts of Form 10 - K into
Proxy Statement to be filed for the     	  Which Document is Incorporated
1996 Annual Meeting of Shareholders of     Part III
Registrant



Page 1 of  ___  pages

INTRENET, INC.
1995 Annual Report on Form 10-K


Table of Contents


	Part  I	Page


Item	1.	Business		                                                   3

Item	2.	Properties		                                                 6

Item	3.	Legal Proceedings		                                          7

Item	4.	Submission of Matters to a Vote of Security Holders	         7



Part  II

Item	5.	Market for Registrant's Common Equity and Related
Stockholder Matters	                                                 7

Item	6.	Selected Financial Data		                                    8

Item	7.	Management's Discussion and Analysis of Financial
Condition and Results	of Operations		                                9

Item	8.	Financial Statements and Supplementary Data                	12

Item	9.	Changes in and Disagreements With Accountants on
Accounting and	Financial Disclosures		                              12


Part  III

Item	10.	Directors and Executive Officers of the Registrant	        12

Item	11.	Executive Compensation		                                   12

Item	12.	Security Ownership of Certain Beneficial Owners and
Management	                                                         12

Item	13.	Certain Relationships and Related Transactions            	12


Part  IV

Item	14.	Exhibits, Financial Statement Schedules, and Reports on
Form 8-K	                                                           13

Signatures		                                                        14

Index to Exhibits		                                                 15



PART  I

Item 1.  Business.

General

	The Company was incorporated in 1983 under the laws of the State of Indiana, as a holding company for truckload carrier subsidiaries. The Company owns, directly or indirectly, 100% of four licensed truckload carrier subsidiaries (the Operating Subsidiaries), which provide general and specialized regional truckload carrier services throughout North America. The
Operating Subsidiaries are Roadrunner Trucking, Inc., (RRT); Eck Miller Transportation Corporation, (EMT); Advanced Distribution System, Inc., (ADS); and, Roadrunner Distribution Services,
Inc., (RDS). In addition, the Company owns an intercompany employee leasing subsidiary, and an inactive Bermuda captive-insurance subsidiary.


	The Company's Operating Subsidiaries presently operate more than 2,100 tractors, including tractors provided by owner-operators. Some of the Company's Operating Subsidiaries rely partially upon a network of commissioned agents and independent contractors who own and operate tractors and trailers. Other Operating Subsidiaries primarily use company-operated equipment. In 1995, the Company's fleet traveled over 150 million revenue miles delivering approximately 234,000 loads for Company customers. The Company also brokered over 12,000 loads to other carriers.


	The Company's executive offices are located at 400 TechneCenter Drive, Suite 200, Milford, Ohio 45150 and its telephone number is (513) 576-6666. Except as otherwise indicated by the context, the term Company, as used herein, means Intrenet, Inc.
and its consolidated subsidiaries.


Operating Subsidiaries

	Select operating statistics as of December 31, 1995 are as follows:

                         	RRT 	EMT 	ADS   	RDS 	 Total

Company Tractors         	532 	372 	192 	  181 	  1,277

Owner-Operator Tractors   	68 	414 	322	    55      859

     Total Tractors      	600 	786 	514   	236	   2,136

Company Trailers         	864 	458 	210 	  428    1,960

Company Drivers          	566 	375 	186   	198 	  1,325

Total Employees          	744 	515 	270 	  248	   1,777

Sales  Agents             	20 	184 	134    	14      352

Length of Haul 	          789 	563 	519  1,002      660
                        miles miles miles miles     miles

	Roadrunner Trucking, Inc. RRT is a truckload carrier transporting a wide variety of general commodities, including machinery, building materials, steel, paper, cable and wire. RRT's primary traffic flows are in the western two-thirds of the United States where it operates one of the largest fleets of flatbed trailers in its market area. RRT also operates a nationwide freight brokerage business. RRT is a New Mexico corporation, headquartered in Albuquerque, New Mexico.


	Eck Miller Transportation Corporation. EMT is a truckload carrier that transports a variety of general commodity freight, including aluminum, steel, automotive products, and building materials over routes primarily in the Great Lakes, Central and Southeastern regions of the United States. EMT is an Indiana corporation, headquartered in Rockport, Indiana.

	EMT depends in part on commissioned agents as sources for
business and on owner-operators to provide equipment and drivers
to haul shipments.   The utilization of owner-operators limits
EMT's investment in labor and equipment.


	Advanced Distribution System, Inc. ADS is a truckload carrier that transports general commodity freight, including iron, steel, pipe, heavy machinery and building products, throughout service lanes in the Southeast, Midwest and Central States on flatbed trailers. ADS is a Florida corporation, headquartered in Columbus, Ohio.

	ADS is primarily dependent upon commissioned agents as sources for business. ADS also depends in part on owner-operators to provide equipment and drivers to haul shipments. The utilization of owner-operators limits ADS' investment in labor and equipment.


	Roadrunner Distribution Services, Inc. RDS is a van truckload carrier that transports a wide variety of general commodities, including electronics, auto parts, sportswear and consumer goods throughout service lanes in the Central and Southwestern regions of the United States. RDS is a Texas corporation, headquartered in Indianapolis, Indiana.


Other Factors

	The Operating Subsidiaries which use commissioned agents and independent owner-operators generally do not have long-term contractual agreements with their agents or owner-operators.
Working relationships with such persons are dependent upon mutually beneficial characteristics including confidence in service levels, support in customer relations, compensation levels and systems and opportunities for growth. Many of the Company's agreements with commissioned agents are non-exclusive.
No customer accounted for more than 10% of the Company's revenues in 1995.

Revenue Equipment

	At December 31, 1995, the Company owned or leased 1,277 tractors, 1,496 flatbed trailers and 464 dry van trailers. The following is a summary of Company owned and leased revenue equipment at December 31, 1995:

											                           							Trailers
                 						  	 Tractors      Flatbed   Dry Van

Model year prior to 	1993	   	106		         708  	  452
                    	1993	   	510		         243 	    12
                   		1994		   255	        	 261	      0
                   		1995		   361		         153	      0
	                   	1996      45	          131	      0

							                     1,277	        1,496	    464

        In addition, at the same date owner-operators under contract provided 859 tractors for Company operations.


Employees

	At December 31, 1995, the Company employed 1,777 individuals, of whom 1,325 were drivers. Management considers its relationship with employees to be good. None of the Company's employees are represented by a collective bargaining unit.


Competition and Availability of Drivers

	The trucking industry is characterized by intense competition, resulting from the presence of many carriers in the market, low barriers to entry, and the commodity nature of the services provided by many carriers. The Company competes with other irregular route, long-haul carriers and, to a lesser extent, with medium-haul carriers, railroads, less-than-truckload carriers, freight brokers and proprietary transportation systems. The Federal Aviation Administration Authorization Act of 1994 (the FAA Act) preempts, effective January 1, 1995, certain state and local laws regulating the prices, routes, or services of motor carriers, thereby deregulating intra-state transport, and increasing competitive conditions.

	Competition for drivers is intense in the trucking industry, and the Company has at times experienced difficulty attracting and retaining sufficient qualified drivers. From time to time, there have been industry wide shortages of qualified drivers and there can be no assurance that the Company will not be affected by a shortage of qualified drivers in the future. Prolonged difficulty in attracting or retaining qualified drivers could have a material adverse effect on the Company's operations and limit its growth.


Regulation

	Each of the Operating Subsidiaries is a motor carrier regulated by various federal and state agencies. Effective January 1, 1996, the ICC Termination Act of 1995 (the Act) abolished the
Interstate Commerce Commission (ICC) and established within the Department of Transportation (DOT) the Surface Transportation
Board. The Surface Transportation Board will perform a number of functions previously performed by the ICC. The Act eliminates most tariff filings and rate regulation, but retains most other regulations issued by the ICC, until modified or terminated by the Surface Transportation Board.

	Each of the Operating Subsidiaries is subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. All of the Company's drivers are required to obtain national commercial driver's licenses pursuant to the regulations promulgated by the DOT. Also, DOT regulations impose mandatory drug and alcohol testing of drivers. Each of the Operating Companies had a Satisfactory safety rating with the DOT at December 31, 1995.

	The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. These future regulations may unfavorably affect the Company's operations.


Risk Management and Insurance

	The Company's risk management programs provide protection of its assets and interests through a combination of insurance and self-insurance. The Company maintains both primary and excess auto liability insurance with limits and deductibles in amounts customary for the industry, and in amounts management believes to be adequate.

	Workers' compensation and employer's liability exposure is covered by a combination of large-deductible insurance policies, a state approved self-insurance program, monopolistic state workers compensation funds, and a self-insured ERISA accident indemnity plan. Coverage is for statutory limits, with deductibles generally for the first $ 250,000 of exposure.

	The Company also maintains insurance with varying deductibles for cargo, property, and physical damage exposures.


Fuel

	As part of the Company's ongoing program to reduce fuel costs, drivers are required to refuel at one of the Company's bulk fuel storage facilities whenever possible. When impractical to fuel at a Company location, drivers purchase fuel with a Company credit card at pre-authorized truckstops and fueling locations.

	While shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on the trucking industry, including the Company, management believes that the Company's operations and profits are no more susceptible to such conditions than those of its competitors.
In the past, sharp increases in fuel prices have been partially recovered from customers through increased rates or surcharges.
However, there can be no assurance that the Company will be able to recover increased fuel costs and fuel taxes through increased rates in the future. The Company does not presently hedge its future fuel purchase requirements.

	The Company's fuel storage facilities are subject to environmental regulatory requirements imposed by the U.S. Environmental Protection Agency which imposes standards and requirements for regulation of underground storage tanks of petroleum and certain other substances, and by state law in some of the jurisdictions in which the Company maintains fuel terminals. The Company believes that it is in material compliance with such requirements that are applicable to tanks it owns or operates, and believes that future compliance-related expenditures, in the aggregate, will not be material to the Company's financial or competitive position.

Item 2.  Properties.

	The Company leases its headquarters facility, which consists of approximately 4,000 square feet of office space. The lease provides for rent at approximately $ 5,000 per month and is presently for a three year period expiring in August, 1996, with an option for an additional two year period.

	The following table provides information concerning other significant properties owned or leased by the Operating
Subsidiaries.


                                        				     	     Owned
	      	         Operating	        Type of		           or	     	Approximate
Location        	Subsidiary        Facility		          Leased			Acreage

Albuquerque, NM	  RRT		     Company Headquarters,     	Owned    	15
                         			Terminal, Maintenance
	                         		Facility and Bulk Fueling
                         			Station


Albuquerque, NM	  RRT	   	Terminal and Office Facility	Owned	     6
                        	 (Under lease to others)


Snowflake, AZ    	RRT	   	Terminal & Bulk Fueling     	Leased    	1
			                       Station


Vinton, TX	       RRT		   Terminal, Maintenance	       Leased	    4
                       			Facility and Bulk Fueling
                       			Station

Fontana, CA	      RRT/RDS	Terminal and Bulk Fueling	   Leased	    4
                       			Station


Indianapolis, IN.	RDS	   	Company Headquarters	        Leased	    4
                       			and Terminal


El Paso, TX	      RDS		   Terminal, Maintenance	       Owned	     4
                        		Facility and Bulk Fueling
                        		Station

Rockport, IN.	    EMT	    Company Headquarters,	       Owned	    13
                       			Terminal, Maintenance
                        		Facility and Bulk Fueling
                        		Station


Columbus, OH     	ADS		   Company Headquarters	        Leased	    2


Rock Hill, SC	    ADS	    Terminal		                   Leased	    2


	All properties owned by the Company and the Operating
Subsidiaries are subject to liens in favor of the Company's primary lender or independent mortgage lenders. See Note 2 of Notes to Consolidated Financial Statements.



Item 3.  Legal Proceedings.


	Except as discussed below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, other than routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains insurance which covers liability resulting from such transportation related claims in amounts customary for the industry and which management believes to be adequate. The
Company is not aware of any claims or threatened claims that are likely to materially affect the Company's operating results or financial condition.

	On January 2, 1996, Compton Management Corporation ("Compton") commenced an action in the United States District Court for the District of New Jersey against the Company for alleged violations of federal securities laws, fraudulent misrepresentation and breach of contract arising out of Compton's option to purchase 264,212 shares of the Company's common stock and subsequent sale of the stock pursuant to a registration statement filed by the Company at Compton's request. Compton provided management services to the Company from January 1991 to January 1993. Compton alleged that the Company wrongfully delayed filing the registration statement and that the delay prevented Compton from selling its shares at favorable market prices. The complaint seeks compensatory damages of not less than $1,000,000 and punitive damages of at least $5,000,000. The Complaint was only filed recently and the Company has not yet been required to respond. Management believes that the Company has no liability to Compton and intends to vigorously defend the claims.



Item 4.  Submission of Matters to a Vote of Security Holders.


	No matters were submitted to a vote of security holders of the Company during the three months ended December 31, 1995.



Executive Officers of the Registrant.


	Pursuant to federal Instruction G(3) of Form 10-K and
Instruction 3 to Item 401(b) of Regulation S-K, the following information is included in lieu of being included in the Proxy
Statement for its Annual Meeting of Stockholders:

	Certain information concerning the executive officers of the Company as of December 31, 1995 is set forth below.


	Name  and  Position	                        Age

	Jackson A. Baker	                            57
 President and Chief Executive Officer

	James V. Davis	                              55
	Executive Vice President

	Jonathan G. Usher	                           41
 Vice President-Finance , Chief Financial
	Officer, Secretary and Treasurer


	Officers of the Company serve at the discretion of the Board of Directors.

	Jackson A. Baker has been a Director and President and Chief Executive Officer since January, 1993. Prior to joining the
Company, Mr. Baker was self-employed as a transportation consultant from January 1990 to December 1992. Mr. Baker was
President and Chief Operating Officer of Sea-Land Service, Inc.
(a container shipping company) from February 1987 to December
1989.

	James V. Davis has been Executive Vice President since August, 1993. Prior to joining the Company, Mr. Davis was Executive
Vice President and Chief Operating Officer of Mitsui O.S.K.
Lines (America), Inc. from April, 1990. Prior to Mitsui, he held several positions at Sea-Land Service, Inc., including Vice
President for the Atlantic Division.

	Jonathan G. Usher has been Vice President - Finance and Chief Financial Officer of the Company since June 1989. Previously,
Mr. Usher was a manager in the audit division of Arthur Andersen
LLP in the Indianapolis, Indiana office.



PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

	The Common Stock is traded on The NASDAQ Small-Cap Market
(NASDAQ) under the symbol INET. The following table sets forth the high and low sales prices as reported by NASDAQ.

1994                   HIGH             LOW

First Quarter	        4.500	           3.125
Second Quarter	       4.375	           3.375
Third Quarter	        3.875	           3.250
Fourth Quarter	       4.500            3.250

1995

First Quarter	        6.000	           3.562
Second Quarter	       4.375            3.000
Third Quarter	        4.125	           3.250
Fourth Quarter	       3.250	           1.625

1996

First Quarter
(through February 28) 2.625            1.750


	On March 1, 1996, there were 253 holders of record of Common
Stock.

	The Company has never paid a cash dividend on its Common Stock. The Company's bank agreement contains covenants which restrict the Company's ability to pay cash dividends. See Note 2 of Notes to Consolidated Financial Statements. The Company does not anticipate paying cash dividends on Common Stock in the foreseeable future.


Item 6.   Selected Financial Data.

                               Year Ended December 31,
                   (In Thousands, Except Share and Per Share Amounts)
                                             1995        1994          1993        1992        1991

STATEMENT OF OPERATIONS DATA
    Operating revenues                    $ 214,973   $ 214,838   $ 191,390   $ 174,801   $ 179,183


    Operating expenses:

    Purchased transportation
       and equipment rents                   80,997      79,946      73,071      73,741      79,559
    Salaries, wages and benefits             58,733      53,281      44,245      37,486      38,660
    Fuel and other operating expenses        46,610      44,777      41,196      36,177      34,678
    Operating taxes and licenses             10,093       9,846       7,196       4,459       4,559
    Insurance and claims                      6,986       7,680       8,622       8,010       6,709
    Depreciation                              4,651       4,826       5,386       5,478       5,491
    Other operating expenses                  3,842       4,077       4,941       4,728       5,310
        Total operating expenses            211,912     204,433     184,657     170,079     174,966

        Operating income (loss)               3,061      10,405       6,733       4,722       4,217

    Interest expense                         (2,886)     (3,557)     (3,949)     (4,622)     (4,861)
    Other income (expense), net                 (82)       (357)       (352)       (344)         10
    Earnings (loss) before income taxes
            and extraordinary items              93       6,491       2,432        (244)       (634)
    Income taxes                               (305)     (1,326)       (922)         -           -
        Earnings (loss) before
            extraordinary items                (212)      5,165       1,510        (244)       (634)
    Extraordinary gain, net                       0           0       1,188          -           -
        Net earnings (loss)               $    (212)  $   5,165   $   2,698   $    (244)  $    (634)


    Primary
        Before extraordinary items        $   (0.02)  $    0.52   $    0.16   $   (0.05)  $   (0.13)
        Extraordinary items, net          $      -    $      -    $    0.12   $      -    $      -
        Net earnings (loss)               $   (0.02)  $    0.52   $    0.28   $   (0.05)  $   (0.13)

    Fully Diluted
        Before extraordinary items        $   (0.02)  $    0.40   $    0.14   $   (0.05)  $   (0.13)
        Extraordinary items, net          $      -    $      -    $    0.09   $      -    $      -
        Net earnings (loss)               $   (0.02)  $    0.40   $    0.23   $   (0.05)  $   (0.13)


BALANCE SHEET DATA
    Current assets                        $  26,716   $  29,320   $  27,206   $  24,099   $  27,739
    Current liabilities                      27,339      28,329      24,170      29,014      37,437
    Total assets                             67,638      69,058      64,636      67,702      66,952
    Long-term debt                           14,981      22,291      26,223      33,258      23,041
    Shareholders' equity                     23,018      16,438      11,243       2,430       2,674






                                                    8

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations


	Introduction

	The Company reported a net loss of $ (0.2) million ($ 0.02 per share) in 1995, on revenues of $ 215.0 million, as compared to net earnings of $ 5.2 million ($0.52 per share) on revenues of $
214.8 million in 1994, and net earnings of $2.7 million ($0.28 per share) on revenues of $191.4 million in 1993.


	In 1995, particularly in the fourth quarter, the slower growth of the U.S. economy, coupled with increased trucking industry capacity, led to intense competitive pressures. These increased pressures reduced average freight rates per total mile by nearly
3 % for the year, and over 4 % in the fourth quarter, when compared to the same time periods of 1994, and made it more difficult to operate the fleet efficiently, leading to a higher proportion of empty miles to paid miles, and substantially lower operating margins. Further, continued competition for qualified drivers resulted in higher empty truck factors in 1995, and led the Company to increase driver wages and driver recruiting expenditures at a time of slowing volumes and declining rates.
Lastly, the 1995 results were negatively impacted by $ 1.85 million of pre-tax losses, net of a $ 350,000 gain on sale, at the Company's former munitions specialty carrier, C. I. Whitten Transfer Company (CIW), which was sold on August 28, 1995. All of the above factors combined to reduce the Company's profitability significantly in 1995 when compared to the results achieved by the Company in 1994, which occurred at a time of an expanding U.S. economy, and record industry profits.

	The Company operated profitably during the first three quarters of 1995, despite the significant losses at CIW. Freight volumes and rates, however, declined sharply in the fourth quarter of 1995 as a result of the slowing U.S economy, and winter seasonal and holiday factors. The Company lost money in the fourth quarter of 1995 as a result of the reduced volumes and prices, and the less efficient operation of the fleet. These unprofitable competitive conditions continued into the first quarter of 1996, and have been compounded by the inclement weather experienced across much of the country in January and February. The Company is implementing a number of steps intended to increase the Company's competitiveness including disposing of excess tractors, realigning staffing levels, combining certain aspects of the operations of RRT and RDS, and increasing marketing efforts. Management is cautiously optimistic that these and other actions will strengthen the Company's operations, and return them to profitability. However, other factors outside of the Company's control, including the growth of the U.S. economy and actions of competitors, may adversely affect the Company in 1996 to a greater extent. The Company expects to report a loss for the first quarter of 1996.

	A discussion of the impact of the above and other factors on the results of operations in 1995 as compared to 1994, and 1994 as compared to 1993 follows.


1995 Compared to 1994

                                                               %
Key Operating Statistics              1995          1994     Change

Operating Revenues ($ millions)	   	$215.0        $214.8       - %
Net Earnings	                       		(0.2)          5.2     (100%)
Average Tractors                     2,063         1,840     12.1%
Total Loads (000's)		          	     246.9         233.1      5.9%
Revenue Miles (millions)		           155.3         155.3       - %
Average Revenue per Revenue Mile    $1.307       $ 1.322     (1.0%)


	Operating Revenues. Operating revenues were essentially unchanged in 1995 at $ 215.0 million versus $ 214.8 million in 1994. While total revenues remained unchanged, revenues generated with company-operated equipment increased $ 2.9 million or 2.3 %, and brokered revenues increased $ 2.5 million or 25.7 %. At the same time, owner operator revenues declined by $ 5.3 million, or 6.8 %. The decrease in owner operator revenues is primarily attributable to the sharply reduced owner operator revenues at CIW in 1995 over 1994.

	The 5.9% increase in total loads (volume) in 1995 is primarily attributable to an increase in the average number of Company trucks (up 11.4%), coupled with an increase in brokered traffic, offset by reduced loads hauled by owner operators. The 1.0% decrease in revenue per revenue mile (price) is a result of reduced traffic opportunities in 1995 due to the less robust
U.S. economy, which required the Company to move more equipment with lower priced spot market loads. In addition, the lower revenue contribution by CIW in 1995 over 1994 reduced the average Company-wide rate per revenue mile.

	Operating Expenses. The following table sets forth the percentage relationship of operating expenses to operating revenues for the years ended December 31, 1995 and 1994.

                                        1995                1994

Operating Revenues 		                  100.0%              100.0%

Operating Expenses:
	Purchased transportation and
   equipment rents		                    37.8                37.2
	Salaries, wages and benefits	          27.3                24.9
	Fuel and other operating expenses	     21.6                20.8
	Operating taxes and licenses 	          4.7                 4.6
	Insurance and claims	                   3.2                 3.6
	Depreciation                            2.1                 2.2
	Other operating expenses                1.8                 1.9

	Total Operating Expenses       	       98.5%               95.2%


   In 1995 and 1994, the mix of company-operated versus owner-operator equipment continued to shift, although less significantly than in recent years, toward company-operated equipment as a result of increased competition for qualified owner-operators, and the Company's ability to secure affordable financing and freight to operate additional Company tractors. Approximately 61% of the Company's revenue was generated with company-operated equipment in 1995, as compared to approximately 60% in 1994.

	The relatively higher use of company-operated equipment resulted in increases in salaries, wages and benefits, fuel and other operating expenses and fixed costs related to ownership or lease of the equipment, and decreases in owner operator purchased transportation as a percentage of revenue. In addition, the Company has raised the pay rates for its drivers in order to continue to be able to attract sufficient qualified drivers. Lastly, in February 1995, the Company commenced treating all driver pay as taxable compensation, and eliminated driver road expense payments. This increased taxable driver compensation, resulted in higher payroll-related taxes and insurance.

	The Company's insurance expense decreased to 3.2% of revenue in 1995 from 3.6% of revenue in 1994. This decrease results primarily from reduced liability insurance premium rates due to improved accident control over the past several years, and to higher deductible retentions by the Company. Approximately two-thirds of the Company's insurance expense in 1995 represented premium payments which are not susceptible to significant adjustment in the future. The remaining one-third of the expense is comprised of estimates for claim and deductible obligations as a result of accidents and claims.

	Operating taxes and licenses increased in 1995 as compared to 1994 as a result of the greater proportion of company-operated equipment in 1995, for which the Company is responsible for operating taxes and licenses.

	Depreciation expense decreased in 1995 as compared to 1994 as the Company has replaced owned or capital-leased tractors primarily with operating-leased tractors.

	Other operating expenses decreased to 1.8% of revenue in 1995 from 1.9% in 1994 due to reduced communication and other miscellaneous expenses, offset somewhat by increased expenditures for legal and professional fees in 1995 as compared to 1994.

	Interest Expense. Interest expense decreased by approximately $0.7 million in 1995 as compared to 1994, primarily as a result of 1) the replacement of capital-leased equipment with equipment financed under operating leases, coupled with 2) reduced bank interest and fees as a result of lower average bank borrowings, offset by higher average interest rates in 1995 as compared to 1994, and 3) the Company's 7% Convertible Subordinated
Debentures were converted to common stock on March 31, 1995, thereby eliminating the related interest expense thereafter.


	Following is a summary of interest expense for the years ended December 31, (in millions):


                                     1995                   1994

Interest on Debentures 		          $  0.1                 $  0.4
Interest and fees on notes
  payable to banks		                  1.3                    1.4
Interest on capital leases and
  other indebtedness		                1.5                    1.8
              		                   $  2.9                 $  3.6


	Provision For Income Taxes. A provision for income taxes of approximately $ 0.3 million, or approximately 328 % of pre-tax earnings, was provided in 1995. The higher than statutory effective tax rate results from the effect of certain non-deductible expenses. A provision for income taxes of approximately $ 1.3 million, or approximately 20% of pre-tax earnings, was provided in 1994. As more fully discussed in Note
5 of Notes to Consolidated Financial Statements, the Company's
1994 provision for income taxes was favorably influenced by the release of valuation allowances held against certain net deferred tax assets.



1994 Compared to 1993


                                                                %
Key Operating Statistics            1994          1993      Change

Operating Revenues ($ millions)		  $214.8        $191.4      12.2%
Net Earnings		                       	5.2           2.7      91.4%
Average Tractors                    1,840         1,708       7.7%
Total Loads (000's)	              		233.1         208.1      12.0%
Revenue Miles (millions)		         	155.3         142.5       9.0%
Average Revenue per Revenue Mile   $1.322       $ 1.281       3.1%



	Operating Revenues.  Operating revenues increased in 1994 to $
214.8 million from $191.4 million in 1993. This 12.2% increase in revenues in 1994 is attributable to an increase of approximately 12.0% in the total number of loads and approximately 9.0% in the number of revenue miles billed in 1994 as compared to 1993.

	The 9.0% increase in volume in 1994 is attributable to an increase in the average number and productivity of the Company's trucks, coupled with an overall improvement in general economic conditions. Management attributes this improvement to the strengthening of general economic activity in the full year of 1994 as compared to 1993.

	 The 3.1% improvement in revenue per mile is a result of strong shipper demand for the Company's services, which allowed the Company to selectively choose loads that yield higher revenues, coupled with rate increases implemented in late 1993 and throughout 1994.

	Operating Expenses. The following table sets forth the percentage relationship of operating expenses to operating revenues for the years ended December 31, 1994 and 1993.


                                      1994               1993

Operating Revenues 		                100.0%             100.0%

Operating Expenses:
Purchased transportation and
equipment rents		                     37.2               38.2
Salaries, wages and benefits		        24.9               23.1
Fuel and other operating expenses	    20.8               21.5
Operating taxes and licenses		         4.6                3.8
Insurance		                            3.6                4.5
Depreciation		                         2.2                2.8
Other operating expenses		             1.9                2.6

     Total Operating Expenses		       95.2%              96.5%


      In 1994 and 1993, the mix of company-operated versus owner-operator equipment continued to shift toward company-operated equipment as a result of increased competition for qualified owner-operators, and the Company's improved access to financing for equipment, and additional drivers and freight. Approximately 60% of the Company's revenue was generated with company-operated equipment in 1994, as compared to approximately 56% in 1993.

	The relatively higher use of company-operated equipment results in increases in salaries, wages and benefits, fuel and other operating expenses and fixed costs related to ownership or lease of the equipment, and decreases in purchased transportation as a percentage of revenue. Fuel and other operating expenses declined as a percentage of revenue in 1994 as compared to 1993.
 While the total gallons consumed increased in 1994 as a result of the larger company-operated fleet, the average fuel economy improved, and the average cost of fuel per gallon decreased, offsetting the effect of the increased consumption.

	The Company's insurance expense decreased to 3.6% of revenue in 1994 from 4.5% of revenue in 1993. This decrease results primarily from reduced liability insurance premium rates due to improved accident control over the past several years.
Approximately two-thirds of the Company's insurance expense in 1994 represented premium payments which are not susceptible to significant adjustment in the future. The remaining one-third of the expense is comprised of estimates for claim and deductible obligations as a result of accidents and claims.

	 Depreciation expense decreased in 1994 as compared to 1993 as the Company has replaced owned or capital-leased tractors primarily with operating-leased tractors.

	Operating taxes and licenses increased in 1994 as compared to 1993 as a result of the greater proportion of company-operated equipment in 1994, for which the Company is responsible for operating taxes and licenses.

	Other operating expenses decreased to approximately 1.9% of revenue in 1994 from 2.6% in 1993, primarily as a result of reduced legal, professional and consulting expenses, coupled with reduced communication expenses. Also, the Company incurred certain management change costs in 1993 which were not incurred in 1994.

	Interest Expense. Interest expense decreased by approximately $0.3 million in 1994 as compared to 1993, primarily as a result of the replacement of capital-leased equipment with equipment financed under operating leases, coupled with reduced interest as a result of lower average bank borrowings, offset by higher average interest rates in 1994 as compared to 1993.

	Following is a summary of interest expense for the years ended December 31, (in millions):


                                   1994                   1993

Interest on Debentures 		        $  0.4                 $  0.4
Interest and fees on notes
  payable to banks		                1.4                    1.5
Interest on capital leases and
  other indebtedness		              1.8                    2.0

             		                  $  3.6                 $  3.9



	Provision For Income Taxes. A provision for income taxes of approximately $ 1.3 million, or approximately 20% of pre-tax earnings, was provided in 1994, as compared to a provision of approximately $ 1.5 million which was provided in 1993. As more fully discussed in Note 5 of Notes to Consolidated Financial
Statements, the Company's 1994 provision for income taxes was favorably influenced by the release of valuation allowances held against net deferred tax assets.

	Extraordinary Gain On Retirement Of Debt, Net. On January 19, 1993, in connection with a private offering of $ 12 million of debt and equity securities, the Company retired approximately
$7.2 million of bank debt for approximately $5.4 million, yielding an after-tax extraordinary gain of $1.2 million in 1993. No similar transaction occurred in 1994.



Liquidity and Capital Resources

	The Company used $ 2.6 million of cash and cash equivalents in the year ended December 31, 1995, as compared to generating $0.4 million in 1994. As reflected in the accompanying Consolidated
Statements of Cash Flows, in 1995, $ 6.1 million of cash was generated from operating activities, $ 5.1 million, net, was used in financing activities, and $ 3.6 million, net, was used in investing activities. The Company's cash balance was drawn down in 1995 as the Company's bank lenders allowed the Company to make term loan payments from certain restricted money market balances.

	The Company's day-to-day financing is provided by borrowings under a $ 33 million bank credit facility, as most recently amended on January 15, 1996. The credit facility consists of a $ 5 million term loan with a final maturity of December 31, 1999, and a $ 28 million revolving line of credit which expires January 15, 1999. Quarterly principal payments of $ 312,500 on the term loan commence April 1, 1996. The line of credit includes provisions for the issuance of up to $ 12 million in stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. The credit facility requires the Company to meet certain minimum net worth, debt to net worth and current ratio requirements, prohibits the payment of dividends, and limits capital expenditures to specified amounts which management believes are currently adequate. Borrowings under the credit facility totaled $ 5.0 million at December 31, 1995, and outstanding stand-by letters of credit totaled $ 7.7 million at that date. The combination of these two bank credits totaled
$ 12.7 million, leaving $ 7.3 million of borrowing capacity available at December 31, 1995. Borrowing capacity under the amended credit facility as of March 1, 1996 was $ 5.5 million.
The decreased availability results primarily from the financing of plates and permits for the Company's tractor and trailer fleet, and to the increased working capital needs of the business during the first quarter of 1996.

	The Company has plans to acquire approximately 300 tractors in 1996, of which approximately 200 will replace older tractors and the balance of approximately 100 units will be incremental growth units. The Company has the ability to cancel the tractors anytime prior to 60 days before delivery (and in certain cases has already done so), and the growth units will not be accepted if competitive conditions do not improve. The new tractors will be financed primarily under walk-away operating leases, and are not expected to require any significant deposits or down payments.

	The Company currently believes that cash generated from operating, financing and investing activities and cash available to it under the bank credit facility will be sufficient to meet the Company's needs during 1996.


	Other Factors.

		Inflation can be expected to have an impact on most of the Company's operating costs although the impact of inflation in recent years has been minimal.

	Management believes the continued intense competition for qualified drivers will lead to higher driver wages and recruiting costs in the future. Changes in market interest rates can be expected to impact the Company to the extent that revenue equipment is added and replaced and because the Company's bank financing is based on the prime rate.

	The trucking industry is generally affected by customer business cycles and by seasonality. Revenues are also affected by inclement weather and holidays because revenues are directly related to available working days of shippers. Customers typically reduce shipments during and after the winter holiday season. The Company's revenues tend to follow this pattern and are strongest in the summer months. Generally, the second and third calendar quarters have higher load bookings than the fourth and first calendar quarters.



Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements


                                                    Page

Consolidated Balance Sheets	                          16
Consolidated Statements of Operation	                 17
Consolidated Statements of Shareholders' Equity       18
Consolidated Statements of Cash Flows	                19
Notes to Consolidated  Financial Statements           20
Report of Independent Public Accountants	             24


Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures.

	Not Applicable.



PART  III


Item 10.  Directors and Executive Officers of the Registrant.

	The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.


Item 11.  Executive Compensation.

	The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

	The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.


Item 13.  Certain Relationships and Related Transactions.

	The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.



PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


	(a)(1)	Financial Statements


	All financial statements of the Registrant are set forth under
Item 8 of this Report.


	(2)	Financial Statement Schedule


Schedule Number               Description                     Page

   II                Valuation and Qualifying Accounts         25


	The report of the Registrant's independent public accountants with respect to the above-listed financial statements and financial statement schedules appears on page 24 of this Report.

	All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.


	(3)	Exhibits - See Index to Exhibits on page 15 of this Report.


		THE COMPANY WILL FURNISH ANY EXHIBIT UPON REQUEST AND UPON PAYMENT OF THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH
EXHIBIT.


(b)		Reports on Form 8-K


	No reports on Form 8-K were filed during the last quarter of 1995.

	SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


	INTRENET,  INC.

	By:    /s/  Jackson A. Baker

	Jackson A. Baker
	President and Chief Executive Officer


Date:          March 12, 1996


	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature  	                  Title	                         Date

 /s/  Jackson A. Baker       President, Chief Executive  	  March 12, 1996
Jackson A. Baker 		         	Officer and Director
                          			(Principal Executive Officer)


 /s/  Jonathan G. Usher      Vice President-Finance, Chief	 March 12, 1996
Jonathan G. Usher	         		Financial Officer, Treasurer
                          			and Secretary (Principal
                          			Financial and Accounting
                          			Officer)


/s/  Edwin H. Morgens        Chairman of the Board and      March 12, 1996
Edwin H. Morgens             Director


/s/  Joseph A. Ades          Director	                      March 12, 1996
Joseph A. Ades


/s/  Eric C. Jackson         Director	                      March 12, 1996
Eric C. Jackson


/s/  Fernando Montero        Director	                      March 12, 1996
Fernando Montero


/s/  Thomas J. Noonan, Jr.   Director	                      March 12, 1996
Thomas J. Noonan, Jr.


/s/  A. Torrey Reade         Director	                      March 12, 1996
A. Torrey Reade


/s/ Philip Scaturro          Director	                      March 12, 1996
Philip Scaturro


/s/ Jeffrey B. Stone         Director	                      March 12, 1996
Jeffrey B. Stone



	INDEX TO EXHIBITS

                            				             		Page Number or Incorporation
Exhibit					                                   by Reference to an Exhibit
Number		       Description		                   Filed as Part of


3.1    Restated Articles of the Registrant	   Registration Statement on
                                              Form	8-A/A filed on August
                                              11, 1995, as	Exhibit 2 (a)

3.2	   Restated Bylaws of the Registrant	     Registration Statement on
                                              Form 8-A/A filed on August
                                              11, 1995, as Exhibit 2 (b)

10.1	  Fourth Amended and Restated Loan	                 ___
     		Agreement dated as of January 15, 1996
     		by and among the Registrant, certain
     		subsidiaries and The Huntington
     		National Bank

10.2   1992 Non-Qualified Stock Option Plan	  Annual Report on Form 10-K
                                              for the	year ended December
                                              31, 1992 as	Exhibit 10.2

10.3	  Stock Option Agreement dated as of    	Annual Report on Form 10-K
      	December 31, 1992 between the Company  for the year ended December
     		and Jackson A. Baker	                  31, 1992 as Exhibit 10.3

10.4   Stock Option Agreement dated as of	    Annual Report on Form 10-K for the
     		January 15, 1991 between the	          year ended December 31, 1990 as
     		Company and Compton Management	        Exhibit 10.4
     		Corporation


10.5   Employment Agreement dated as of	      Annual Report on Form 10-K for the
     		December 31, 1992 between the Company	 year ended December 31, 1992 as
     		and Jackson A. Baker	                  Exhibit 10.5


10.51	 Amendment to Employment Agreement	                    ___
     		between the Company and Jackson A. Baker, dated December 29, 1995


10.6	  Employment Agreement dated as of	      Annual Report on Form 10-K for the
     		March 1, 1994 between the Company	     year ended December 31, 1993 as
     		and Jonathan G. Usher	                 Exhibit 10.6


10.61	 Amendment to Employment Agreement	                    ___
     		between the Company and Jonathan G.
     		Usher dated December 8, 1995


10.7	  Employment Agreement dated as of 	     Annual Report on Form 10-K for the
	      August 1, 1993 between the Company	    year ended December 31, 1993 as
	      and James V. Davis				                 Exhibit 10.7


10.8	  Stock Option Agreement dated as of	   	Annual Report on Form 10-K for the
     		August 1, 1993 between the Company	    year ended December 31, 1993 as
     		and James V. Davis   		                Exhibit 10.8



10.9	  1993 Stock Option and Incentive Plan		 Registration Statement on Form S-8
  					                                      (Registration No. 33-69882)  filed
                                              September 29, 1993, as exhibit 4E.


11	    Computation of Per Share Earnings 		               	___


21	    List of Subsidiaries of the Registrant			           ___


23	    Consent of Independent Public Accountants		         ___


27	    Financial Data Schedule			                          ___


                          INTRENET, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          Years Ended December 31, 1995 and 1994
                          (In Thousands of Dollars)

              Assets                                                         1995          1994

Current assets:
    Cash and cash equivalents                                           $     171     $   2,734
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $572 in 1995
        and $1,363 in 1994                                                 20,972        20,177
    Prepaid expenses and other                                              5,573         6,409
            Total current assets                                           26,716        29,320

Property and equipment, at cost, less accumulated
        depreciation of $ 12,923 in 1995 and $ 11,164 in 1994              29,577        27,976
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization
        of $4,138 in 1995 and $3,718 in 1994                                8,031         8,451
Deferred income taxes, net                                                  2,723         2,723
Other assets                                                                  591           588
              Total assets                                              $  67,638     $  69,058


        Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                          $   6,134     $   7,425
    Accounts payable and cash overdrafts                                    7,744         8,553
    Current accrued claim liabilities                                       7,031         6,084
    Other accrued expenses                                                  6,430         6,267
              Total current liabilities                                    27,339        28,329

Long-term debt and capital lease obligations                               14,981        22,291
Long-term accrued claim liabilities                                         2,300         2,000
              Total liabilities                                            44,620        52,620

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,197,728 and 9,087,164 shares
        issued and outstanding at December 31, respectively                16,245         9,453
    Retained earnings since January 1, 1991                                 6,773         6,985
              Total shareholders' equity                                   23,018        16,438
              Total liabilities and shareholders' equity                $  67,638     $  69,058







The accompanying notes are an integral part of these consolidated financial statements.


                                                         16

                          INTRENET, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations
                          Years Ended December 31, 1995, 1994 and 1993
                          (In Thousands of Dollars, Except Per Share Data)

                                                               1995          1994          1993

Operating revenues                                       $  214,973     $ 214,838     $ 191,390

Operating expenses:
  Purchased transportation
     and equipment rents                                     80,997        79,946        73,071
  Salaries, wages, and benefits                              58,733        53,281        44,245
  Fuel and other operating expenses                          46,610        44,777        41,196
  Operating taxes and licenses                               10,093         9,846         7,196
  Insurance and claims                                        6,986         7,680         8,622
  Depreciation                                                4,651         4,826         5,386
  Other operating expenses                                    3,842         4,077         4,941
                                                            211,912       204,433       184,657

    Operating Income                                          3,061        10,405         6,733


Interest expense                                             (2,886)       (3,557)       (3,949)
Other expense, net                                              (82)         (357)         (352)


      Earnings before income taxes and                           93         6,491         2,432
          extraordinary items

Provision for income taxes                                     (305)       (1,326)         (922)

      Earnings (loss) before extraordinary items               (212)        5,165         1,510

Extraordinary gain on retirement of debt, net of
          related income taxes of $612                                                    1,188
      Net earnings (loss)                                $     (212)    $   5,165     $   2,698


Earnings (loss) per common and common
    equivalent share
      Primary:
          Before extraordinary items                     $    (0.02)    $    0.52     $    0.16
          Extraordinary gain, net                                       $             $    0.12
          Net earnings (loss)                            $    (0.02)    $    0.52     $    0.28

      Fully diluted:
          Before extraordinary items                     $    (0.02)    $    0.40     $    0.14
          Extraordinary gain, net                                       $             $    0.09
          Net earnings (loss)                            $    (0.02)    $    0.40     $    0.23



The accompanying notes are an integral part of these consolidated financial statements.



                                17

                          INTRENET, INC. AND SUBSIDIARIES
                          Consolidated Statements of Shareholders' Equity
                          Years Ended December 31, 1995, 1994 and 1993
                          (In Thousands of Dollars)





                                                                         Retained Earn
                                                         Common Stock    (Deficit)     Equity
                                                Shares     Dollars
Balance, December 31, 1992                     4,977,164     $3,308         ($878)       $2,430

Issuance of common stock, net of costs         4,000,000      5,980             -         5,980

Exercise of stock options                         90,000        135             -           135

Net Earnings for 1993                                  -          -         2,698         2,698

Balance, December 31, 1993                     9,067,164      9,423         1,820        11,243

Exercise of stock options                         20,000         30             -            30

Net earnings for 1994                                  -          -         5,165         5,165

Balance, December 31, 1994                     9,087,164      9,453         6,985        16,438

Exercise of stock options, including
    tax benefit                                  474,212        802             -           802

Conversion of 7% convertible
    subordinate debentures                     3,636,352      5,990             -         5,990

Net loss for 1995                                      -          -          (212)         (212)

Balance, December 31, 1995                    13,197,728    $16,245        $6,773       $23,018






The accompanying notes are an integral part of these consolidated financial statements.



                                18

                          INTRENET, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                          Years Ended December 31, 1995, 1994 and 1993
                          (In Thousands of Dollars)


                                                               1995          1994          1993
Cash flows from operating activities:

  Net earnings (loss)                                    $     (212)    $   5,165     $   2,698
  Adjustments to reconcile net earnings(loss) to net cash
      provided by operating activities:
       Deferred income taxes                                    305         1,128           922
       Extraordinary gain on retirement of debt, net                                     (1,188)
       Depreciation and amortization                          5,071         5,246         5,806
       Provision for doubtful accounts                           85            93           701
    Changes in assets and liabilities, net:
       Receivables                                             (880)       (2,105)       (3,654)
       Prepaid expenses                                         422           215         1,220
       Accounts payable and accrued expenses                  1,392         1,774          (873)
       Other                                                    (40)           20           (20)

  Net cash provided by operating activities                   6,143        11,536         5,612

Cash flows from financing activities:
  Net borrowings (repayments) in line of credit, net         (2,000)       (2,949)       (9,950)
  Issuance of long-term debt                                  2,299           358         2,513
  Principal payments on long-term debt                       (5,666)       (8,719)       (9,689)
  Proceeds from sale of common stock and 7% convertible
        subordinated debentures                                                          12,000
  Proceeds from exercise of stock options                       304            30           135
  Increase in claim liability collateral funds                                           (1,500)

  Net cash (used in) financing activities                    (5,063)      (11,280)       (6,491)

Cash flows from investing activities:
  Additions to property and equipment                        (6,713)       (3,244)       (3,639)
  Disposals of property and equipment                           157         3,366         5,481
  Sale of assets of C.I. Whitten                              2,913

  Net cash provided by (used in) investing activities        (3,643)          122         1,842

Net increase (decrease) in cash and cash equivalents         (2,563)          378           963

Cash and cash equivalents:
  Beginning of period                                         2,734         2,356         1,393
  End of period                                          $      171     $   2,734     $   2,356





The accompanying notes are an integral part of these consolidated financial statements.


                                19

INTRENET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993


(1) Summary of Significant Accounting Policies


	Principles of Consolidation

	The accompanying consolidated financial statements include the accounts of Intrenet, Inc., and all of its subsidiaries (the
Company). Truckload carrier subsidiaries at December 31, 1995 were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation
Corporation (EMT), Advanced Distribution System, Inc. (ADS), and
Roadrunner Distribution Services, Inc. (RDS). All significant intercompany transactions are eliminated in consolidation.
Through its subsidiaries, the Company provides general and specialized regional truckload carrier services throughout North
America.


	Accounting Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses for the reporting period(s). Actual results can, and do, differ from these estimates. The effects of changes in accounting estimates are accounted for in the period in which the estimate changes.


	Revenue Recognition

	Operating revenues are recognized when the freight is picked up. Related transportation expenses including driver wages, purchased transportation, fuel and fuel taxes, agent commissions, and insurance premiums are accrued when the revenue is recognized.

	In 1991, the Emerging Issues Task Force (EITF) released Issue 91-9, "Revenue and Expense Recognition for Freight Services in
Process". The EITF reached the conclusion that the preferable method for recognizing revenue and expense was either (1) recognition of both revenue and direct cost when the shipment is completed, or (2) allocation of revenue between reporting periods based on relative transit time in each reporting period and recognize expenses as incurred. The difference between the Company's method of revenue recognition, and the preferable methods described above, is not material to the results of operations or financial condition of the Company.


	Property and Equipment

	Property and equipment is carried at cost less an allowance for depreciation. Major additions and betterments are capitalized, while maintenance and repairs that do not improve or extend the life of the respective asset, are expensed as incurred.
Improvements to leased premises are amortized on a straight-line basis over the terms of the respective lease. Operating lease tractor rentals are expensed as a part of purchased transportation and equipment rents. Depreciation of property and equipment is provided on a straight-line basis over the following estimated useful lives of the respective assets, or life of the lease for equipment under capital leases:


Buildings and Improvements.......................     10 - 40  years

Revenue Equipment....................................  3 -  8  years

Other Property.......................................  3 -  7  years



	Reorganization Value in Excess of
	Amounts Allocated to Identifiable Assets


	Reorganization Value in Excess of Amounts Allocated to Identifiable Assets, resulting from the Chapter 11 reorganization of the Company in 1990, is being amortized on a straight-line basis over 35 years. Benefits from recognition of pre-reorganization net operating loss carryforwards (see Note 5) are reported as reductions of the Reorganization Value, and thus reduce its effective life.



	Debt Issuance Costs and Bank Fees

	Debt issuance costs and bank fees are amortized over the period of the related debt agreements.



	Accrued Claim Liabilities

	The Company maintains insurance coverage for liability, cargo and workers compensation risks, among others, which have deductible obligations ranging to $ 250,000 per occurrence.
Provision is made in the Company's financial statements for these deductible obligations at the time the incidents occur, and for claims incurred but not reported. Claim deductible obligations which remain unpaid at the balance sheet date are reflected in the financial statement caption "Accrued Claim
Liabilities" in the accompanying consolidated financial statements. Current Accrued Claim Liabilities are claims estimated to be paid in the twelve month period subsequent to the balance sheet date, while Long-Term Accrued Claim
Liabilities are claims estimated to be paid thereafter.


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


	Earnings (Loss) Per Share

	Earnings (loss) per common and common equivalent share have been computed using the weighted average common shares outstanding during the periods (13.2 million in 1995, 9.1 million in 1994, and 8.8 million in 1993). No effect has been included for options or warrants outstanding, if the effect would be antidilutive. Fully diluted earnings per share for 1994 and 1993 have been computed under the assumption that the Debentures were converted into common stock on the date of their issuance, using the if-converted method.


	Credit Risk

	Financial investments that subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to customer receivables are limited due to the Company's diverse customer base, with no one customer, industry, or geographic region comprising a large percentage of customer receivables or revenues.


	Statements of Cash Flows

	Cash equivalents consist of highly liquid investments such as certificates of deposit or money market funds with original maturities of three months or less.

	Cash payments for interest were $ 2.8 million, $ 3.5 million, and $4.1 million 1995, 1994, and 1993, respectively. Cash payments for Federal alternative minimum income taxes were $ 0.1 million in 1995 and $ 0.2 million in 1994. No Federal tax payments were made in 1993.

	Capital lease obligations of $ 3.6 million, $ 8.0 million, and $3.8 million were incurred in 1995, 1994 and 1993, respectively, primarily for revenue equipment. In 1995, the Company converted
$ 5.9 million of Convertible Subordinated Debentures into common stock.


	Reclassifications


	Certain 1994 and 1993 amounts have been reclassified for purposes of comparison to the related 1995 amounts.


(2)  Bank Credit Facility


	On January 15, 1996, the Company amended its credit facility with a bank. The $ 33 million credit facility now consists of a $28.0 million revolving line of credit which expires January 15, 1999, and a $5.0 million term loan with a final maturity of December 31, 1999. The line of credit includes provisions for the issuance of up to $12.0 million in standby letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the agreement. Borrowings under the credit facility totaled $ 5.0 million at December 31, 1995, and outstanding letters of credit totaled $ 7.7 million, leaving $ 7.3 million of available credit under the then $22.0 million facility at that date. The interest rate under the credit facility prior to the most recent amendment was 1 1/4 % over the bank's prime rate, or 9.75%, at December 31, 1995 and 1994.

	Interest on the outstanding principal balance of loans under the amended bank agreement is currently payable at a variable rate of 1/2 % over the bank's prime rate. Principal of the $5.0 million term loan is not required to be paid prior to April
1996, at which time, quarterly payments of $ 312,500 commence.
The bank agreement requires the Company to meet certain minimum net worth, debt to net worth and current ratio requirements, prohibits the payment of dividends, and limits capital expenditures to specific amounts which management believes to be currently adequate. Obligations under the bank agreement are secured by liens on or security interests in all of the otherwise unencumbered assets of the Company and its subsidiaries.

	In connection with the bank agreement, in 1993 the Company issued to the bank warrants to purchase 300,000 shares of common stock at a price of $1.65 per share. The warrants are exercisable at any time prior to December 31, 1998.


(3)  Leases and Other Long-Term Obligations

	The Company finances a majority of its revenue equipment under various capital and non-cancelable operating leases, and with collateralized equipment borrowings.

	Long-term debt at December 31, 1995 and 1994 was:


                  			                       1995              1994

Bank term loan, interest at 1 1/4 %
 over bank prime rate		                   $ 5,000            $7,000

Convertible subordinated
 debentures, interest at 7 %	                -                5,988


Real estate mortgage obligation,
	variable interest rate at 2.45 %
	over commercial paper, currently
	8.29 %, option to fix interest rate
	at 2.50 % over ten year Treasury
	rate, maturing in 2007		                   2,310               -


Obligations collateralized by
	equipment, maturing through
	2000, interest rates ranging
	from 7.33 % to 10.80 %		                   3,216             5,684


Capital lease obligations
	collateralized by equipment,
	maturing through 2000,
	interest rates ranging
	from 7.33 % to 11.55 %		                  10,589            11,044


	Total		                                   21,115            29,716

	Less current maturities	    	             (6,134)           (7,425)

	Long-term debt		                       $  14,981         $  22,291


	Maturities of long-term debt, excluding capital lease obligations, in the coming five years are $ 2,714, 2,587, 1,726, 1,738 and 179 in 1996, 1997, 1998, 1999 and 2000.

	Future minimum lease payments under capital and non-cancelable operating lease agreements at December 31, 1995 were as follows:


			Capital          Operating
			Leases            Leases

	1996	                                    $ 4,283          $ 16,800

 1997                                       3,605	           11,370

	1998	                                      2,316             6,801

	1999	                                      1,702             2,191

	Thereafter	                                  484                -


Future minimum lease payments              12,390          $ 37,162

Amounts representing interest	             (1,801)

Principal amount	                         $10,589


	Total rental expense under non-cancelable operating leases was $ 17,765, $14,728, and $10,924, in 1995, 1994, and 1993,
respectively. The Company presently intends to lease approximately 300 tractors ($ 21 million) under operating leases and approximately 650 trailers ($ 14 million) under capital and operating leases in 1996.


	Purchased transportation and equipment rents expense includes payments to owner-operators of equipment under various short-term lease arrangements.


(4) Litigation and Contingencies

	The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. The
Company maintains insurance programs in amounts customary for the industry, and in amounts management believes to be adequate, subject to deductibles ranging to $250,000 of exposure for each incident. Except as discussed below, the Company is not aware of any claims or threatened claims that are likely to materially affect the Company's operating results or financial condition.

	In January, 1996, an action against the Company was filed in the United States District Court for the District of New Jersey by Compton Management Corporation (Compton). Compton provided executive management services to the Company from January 15, 1991 to January 19, 1993. Compton alleged violations of federal securities laws, fraudulent misrepresentation and breach of contract arising out of Compton's option to purchase 264,212 shares of the Company's common stock and subsequent sale of the stock pursuant to a registration statement filed by the Company at Compton's request. Compton alleged that the Company wrongfully delayed filing the registration statement and that the delay prevented Compton from selling its shares at favorable market prices.

	The complaint seeks compensatory damages of not less than $1,000,000 and punitive damages of at least $5,000,000. The Complaint was only filed recently and the Company has not yet been required to respond. Management believes that the Company has no liability to Compton and intends to vigorously defend the claims.


(5) Income Taxes

	The provision for income taxes for the years ended December 31, 1995, 1994 and 1993 was as follows:

			                            1995          1994           1993


Current  		                  $    -  	     $  200        $     -

Deferred :
   Income from operations	      305	        1,126            922

   Extraordinary gain	            -             -            612

Total Provision		            $  305	       $1,326        $ 1,534



	Income tax expense attributable to income from operations differs from the amounts computed by applying the U. S. Federal statutory tax rate of 34% to pre-tax income from operations as a result of the following:




                                      1995            1994          1993

Taxes at statutory rate			         $    31       $   2,207      $    827

Increase (decrease) resulting from:

Non-deductible amortization 	         	143             143           143

Non-deductible driver
  subsistence pay		                   	131           1,489           499

Release of valuation
allowance held against
post-reorganization
net deferred tax assets	        		       -          (2,538)         (547)

Other, net	                            	 -              25             -

Provision for Income Taxes		       $   305       $   1,326      $    922



	The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows:

                                                1995             1994
Deferred Tax Assets

  Insurance claim liabilities		             $  3,366          $ 2,816
  Reserve for doubtful accounts		                194              463
  Other	      	                    	             220              192
                    			                     	  3,780            3,471

Deferred Tax Liabilities

  Property differences, primarily
    depreciation  		                	         (3,331)          (2,927)
  Other		                                       (386)            (474)
           				                               (3,717)          (3,401)


Net Temporary Differences		                       63               70

Carryforwards -
  Pre-reorganization, limited, net
  operating loss and other tax carryforwards
  (Expiring 2004-2006)		                      	5,541            5,570

Post-reorganization net operating
  loss and other tax carryforwards
  (Expiring 2006-2010)			                      2,003            1,967

  Total Carryforwards		                        7,544	           7,537



Net Deferred Tax Assets	                       7,607            7,607
  Valuation Allowance		                       (4,884)          (4,884)

Recorded Net Deferred Tax Assets			          $ 2,723          $ 2,723



Net changes to the valuation allowance in 1994 and 1995, were as follows:

Valuation allowance, beginning of year	    $ (4,884)         $ (11,273)

Release of allowance held against pre-
  organization deferred tax assets, and
  credited against Reorganization Value	          -              3,851


Release of  allowance held against post-
  reorganization deferred tax assets, and
  taken to income		                               -              2,538


Valuation allowance, end of year		         $ (4,884)          $ (4,884)


	Benefits from realization of pre-reorganization net deferred tax assets are reported as a reduction of Reorganization Value in Excess of Amounts Allocated to Identifiable Assets.
Conversely, realization of post-reorganization net deferred tax assets are recognized as a reduction of income tax expense. In
1993 and 1994, the Company released valuation allowances held against both pre- and post-reorganization net deferred tax assets to the extent those assets were realized in the Company's tax returns for those years. In addition, in 1994, based upon current and anticipated future operating results, the Company concluded that future realization of a portion of the pre-reorganization net deferred tax assets was more likely than not. As a result, the Company released approximately $ 2.5 million of valuation allowances held against those assets, and reduced the Reorganization Value in Excess of Amounts Allocated to Identifiable Assets by a corresponding amount.


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



(6) Stock Options and Employee Compensation

	On August 15, 1992, the Company adopted the 1992 Non-Qualified Stock Option Plan (the 1992 Option Plan). The 1992 Option Plan allows the Company to grant options to purchase up to 590,000 shares of Common Stock to employees and independent contractors of the Company and its operating subsidiaries. On the same date the 1992 Option Plan was approved, the Company granted all of the options available under the 1992 Option Plan. All of the options granted vested immediately and are exercisable at prices ranging from $1.00 to $1.50 per share.

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

	The activity in the Company's 1992 and 1993 Option Plans in 1995, 1994, and 1993 was as follows:



Balance at December 31, 1992		      590,000             $1.00  to  $1.50

	Granted	                           100,000             $2.75
	Exercised	                         (90,000)            $1.50
	Canceled	                          (20,000)            $1.50

Balance at December 31, 1993        580,000             $1.00  to  $2.75

	Granted	                           258,750             $3.625 to 3.875
	Exercised	                         (20,000)            $1.50
	Canceled	                           (9,000)            $3.625 to 3.875

Balance at December 31, 1994        809,750             $1.00 to $3.875

	Granted	                           400,000             $2.50
	Exercised                         (210,000)            $1.00  to $1.50
	Canceled	                          (27,750)            $3.625 to 3.875

Balance at December 31, 1995	       972,000             $1.00 to $3.875


	In addition to those options granted above, on January 19, 1993, the Company granted non-qualified options to purchase
200,000 shares of Common Stock to an executive officer of the Company, at $ 1.50 per share. These options are fully vested at December 31, 1995.



(7) Property and Equipment


	Property and equipment, substantially all of which is pledged as security under the bank credit facility (see Note 2), other indebtedness or capital leases, at December 31 follows (in thousands of dollars):

                                         1995              1994

Land			                              $   1,532        $    1,621
Buildings and leasehold improvements	    6,295             2,920
Revenue equipment		    	                11,267            13,342
Revenue equipment under
   capital leases			                    17,924            15,937
Other property			                        5,482             5,320

                    				                42,500            39,140
Less accumulated depreciation		        (12,923)          (11,164)

                    				             $  29,577        $   27,976



(8) Prepaid and Accrued Expenses

	An analysis of prepaid and accrued expenses at December 31, 1995, and 1994 follows (in thousands of dollars):


       				                   1995               1994
Prepaid expenses:

Insurance			              $    789            $ 1,406
Shop and truck supplies		    2,151              2,018
Other			                     2,633              2,985
           		             $  5,573            $ 6,409


Accrued Expenses:

Salaries and wages			     $  1,921            $ 1,930
Fuel and mileage taxes	        504                469
Equipment leases    	    	     618                585
Other		    	                 3,387              3,283
		                        $  6,430            $ 6,267



(9) Transactions with Affiliated Parties

	In 1993, the Company entered into a financial consulting agreement with an affiliate of a member of the Company's Board of Directors. This agreement, which expired on January 31, 1994, provided for payments totaling $275,000 for consulting services rendered.


	In 1995, 1994 and 1993, the Company leased approximately 290, 150, and 430 tractors, respectively, from unaffiliated leasing companies which had purchased the trucks from a dealership affiliated with a member of the Company's Board of Directors.
The lessors paid a selling commission to the dealership. The terms of the leases were the result of negotiations between the Company and the lessors. The Company believes the involvement of the selling dealership did not result in lease terms that are more or less favorable to the Company than would otherwise be available to it. The Company also purchases maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services was $ 1,164,000 in 1995, $ 307,000 in 1994 and $ 123,000 in 1993.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Shareholders and Board of Directors of Intrenet, Inc.:

	We have audited the accompanying consolidated balance sheets of INTRENET, INC. (an Indiana corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrenet, Inc. and subsidiaries as of December 31, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1995, in conformity with generally accepted accounting principles.

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



					  			    ARTHUR ANDERSEN LLP



Indianapolis, Indiana,

February 20,  1996.




										Schedule II



INTRENET, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts


(In Thousands of Dollars)


					              Additions

                         					 Additions
                          					Charged To
          				       Beginning Costs and	  Charged To	    	          Ending
				                 Balance 	 Expenses 	Other Accounts	Deductions   Balance


Year Ended
  December 31, 1995 :

Allowance for
	doubtful accounts  	$  1,363 	$   85 	   $  -	         $ (876)  	   $ 572


Year Ended
  December 31, 1994:

Allowance for
	doubtful accounts	 	$  1,481 	$   93 	   $  -	         $ (211)  	   $ 1,363


Year Ended
  December 31, 1993:

Allowance for
	doubtful accounts	 	$  1,368	 $  701	    $  -	         $ (588)  	   $ 1,481