Form 10-Q
period 1996-03-31
INTRENET INC
filed 1996-05-13
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934


	For the quarterly period ended    March 31, 1996


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


Common Stock, without par value, 13,227,338 shares issued and outstanding at May 1, 1996



INTRENET, INC.
FORM 10-Q
MARCH 31, 1996


INDEX

									       														                                           PAGE

Part I - Financial Information:

	Item 1.  Financial Statements:

	Consolidated Balance Sheets
	  March 31, 1996 and December 31, 1995           	...................


	Consolidated Statements of Operations
   Three Months Ended March 31, 1996 and 1995    ....................

	Consolidated Statement of Shareholders' Equity
	  Three Months Ended March 31, 1996 	           ...................


	Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1996 and 1995    ....................

	Notes to Consolidated Financial Statements     ....................



	Item 2. Management's Discussion and Analysis of Financial

		   Condition and Results of Operations          ....................


Part II - Other Information:


	Item 1.  Legal Proceedings 			                   ...................


	Item 2.  Changes in Securities 		                ...................


	Item 3.  Defaults Upon Senior Securities 	         ...................


	Item 4.  Submission of Matters to a
			Vote of Security Holders                      	...................

	Item 5.  Other Information 			                   ...................

	Item 6.  Exhibits and Reports on Form 8-K         ...................


INTRENET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 1996 and December 31, 1995
(In Thousands of Dollars)

         Assets                                                    1996          1995
Current assets:
    Cash and cash equivalents                                 $     310     $     171
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $676 in 1996
        and $572 in 1995                                         23,376        20,972
    Prepaid expenses and other                                    7,691         5,573
            Total current assets                                 31,377        26,716

Property and equipment, at cost, less accumulated
        depreciation                                             29,716        29,577
Reorganization value in excess of amounts allocated
     to identifiable assets, net of accumulated amortization      7,926         8,031
Deferred income taxes, net                                        2,723         2,723
Other assets                                                        635           591
              Total assets                                    $  72,377     $  67,638


        Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                $   7,006     $   6,134
    Accounts payable and cash overdrafts                          8,379         7,744
    Current accrued claim liabilities                             6,863         7,031
    Other accrued expenses                                        7,240         6,430
              Total current liabilities                          29,488        27,339

Long-term debt and capital lease obligations                     18,996        14,981
Long-term accrued claim liabilities                               2,300         2,300
              Total liabilities                                  50,784        44,620

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,227,338 and 13,197,728 shares
        issued and outstanding, respectively                     16,294        16,245


    Retained earnings since January 1, 1991                       5,299         6,773
              Total shareholders' equity                         21,593        23,018
              Total liabilities and shareholders' equity      $  72,377     $  67,638




The accompanying notes are an integral part of these consolidated financial statements


INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 1996 and 1995
(In Thousands of Dollars, Except Per Share Data)

                                                           1996          1995
Operating revenues                                    $  52,700     $  54,750

Operating expenses:
  Purchased transportation
     and equipment rents                                 20,415        19,785
  Salaries, wages, and benefits                          14,433        14,835
  Fuel and other operating expenses                      11,954        11,936
  Operating taxes and licenses                            2,607         2,385
  Insurance and claims                                    1,911         2,121
  Depreciation                                            1,079         1,086
  Other operating expenses                                1,091         1,323
                                                         53,490        53,471

    Operating income (loss)                                (790)        1,279


Interest expense                                           (575)         (788)
Other expense, net                                         (109)         (115)


      Earnings (loss) before income taxes                (1,474)          376


Provision for income taxes                                    0          (113)

      Net earnings (loss)                             $  (1,474)    $     263




Earnings (loss) per common and common
    equivalent share                                  $   (0.11)    $    0.03





The accompanying notes are an integral part of these consolidated financial statements


INTRENET, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 1996
(In Thousands of Dollars)



                                                             Retained     Shareholde
                                 Common Stock                 Earnings    Equity
                                    Shares     Dollars

Balance, December 31, 1995        13,197,728    $16,245        $6,773       $23,018

Exercise of stock options             29,610         49             -            49

Net loss for 1996                          -          -        (1,474)       (1,474)

Balance, March 31, 1996           13,227,338    $16,294        $5,299       $21,593





The accompanying notes are an integral part of these consolidated financial statements


INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 1996 and 1995
(In Thousands of Dollars)


                                                                   1996          1995
Cash flows from operating activities:
  Net earnings (loss)                                         $  (1,474)    $     263
  Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
       Deferred income taxes                                          0           113
       Depreciation and amortization                              1,184         1,191
       Provision for doubtful accounts                               83           212
    Changes in assets and liabilities, net:
       Receivables                                               (2,487)       (1,265)
       Prepaid expenses                                          (2,119)       (1,702)
       Accounts payable and accrued expenses                      1,233         2,695
       Other                                                          0           (56)

  Net cash provided by (used in) operating activities            (3,580)        1,451

Cash flows from financing activities:
  Net borrowings on line of credit, net                           4,753         1,376
  Principal payments on long-term debt                           (1,849)       (1,382)
  Proceeds from exercise of stock options                            49           251

  Net cash provided by financing activities                       2,953           245

Cash flows from investing activities:
  Additions to property and equipment                              (407)       (2,081)
  Disposals of property and equipment                             1,173           145

  Net cash provided by (used in) investing activities               766        (1,936)

Net increase (decrease) in cash and cash equivalents                139          (240)

Cash and cash equivalents:
  Beginning of period                                               171         2,734
  End of period                                               $     310     $   2,494




The accompanying notes are an integral part of these consolidated financial statements


INTRENET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1996
(Unaudited)


(1) Unaudited Consolidated Financial Statements


	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at March 31, 1996 were Roadrunner Trucking, Inc.
(RRT), Eck Miller Transportation Corporation (EMT), Advanced
Distribution System, Inc. (ADS), and Roadrunner Distribution
Services, Inc. (RDS). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier services on a regional basis throughout the forty-eight continental states and Canada.

	The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented.
Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1995 included in the Company's 1995
Annual Report on Form 10-K.

	The results for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.



(2) Earnings  Per Common and Common Equivalent Share

	Earnings per common and common equivalent share have been computed on the basis of the weighted average common shares outstanding during the periods. No effect has been included for options or warrants outstanding, if the effect would be antidilutive.


(3) Income Taxes

	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year. In 1996, however, as a result of the first quarter pre-tax losses, and the uncertainty related to forecasting future operating results in the current competitive operating environment, the Company has not recorded any income tax benefit in the three months ended March 31, 1996. The tax benefit from the first quarter losses will be recorded when earnings recover, and the tax benefit becomes realizable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Introduction

	The Company reported a net loss of $ 1.5 million on revenues of $ 52.7 million in the three month period ended March 31, 1996.
This compares with earnings of $ 263,000 on revenues of $ 54.8 million in the comparable period of 1995. As further discussed below, the Company's performance in the first quarter of 1996 reflects the soft market trends which began in the third and fourth quarters of 1995. Severe weather conditions, higher fuel costs and over-capacity in the truckload industry combined to produce lower freight rates and equipment utilization, and significantly higher operating costs in 1996. These factors combined to reduce the Company's margins, resulting in an inability to cover other fixed costs in 1996. The 1995 results include a $ 1.2 million pre-tax loss from the operations of the Company's former munitions carrier, C. I. Whitten Transfer
Company (CIW), which was sold in August, 1995.

	Freight rates and volumes began to improve in March as the weather in much of the country improved, and as manufacturing and construction activity increased. These positive revenue trends have continued into the early second quarter. However, significantly higher fuel prices, and the difficulty of securing offsetting fuel surcharge revenues from customers, have resulted in significantly higher net fuel costs per mile. These increased costs have offset much of the favorable effect of the increased freight rates and volumes. Management is implementing a number of actions intended to improve the Company's competitive position, including increasing its marketing efforts, reducing non-driver headcounts, disposing of under-utilized tractors and trailers, and combining certain aspects of the administrative functions at RRT and RDS. Management believes that these actions are yielding positive results, and expects the Company to return to profitability in the second quarter.

	A discussion of the impact of the above and other factors on the results of operations in the three months ended March 31, 1996 as compared to the comparable period of 1995 follows.


1996 Compared to 1995


                                     	Three Months 	Ended March 31

Key Operating Statistics 	 	        	1996 	 	    1995 		   % Change

Operating Revenues ($ millions) 		$  52.7 		  $  54.8 	   	(3.8 %)

Net Earnings (Loss) ($ 000's) 		 ($ 1,474) 	  $   263 		     NM

Average Number of Tractors 			      2,102 		    1,867 *   	12.6 %

Total Loads (000's) 			             	61.9 		     60.1 * 	   3.0 %

Revenue Miles (millions) 		         	39.1 		     37.4 * 	   4.5 %

Average Revenue per Revenue Mile 	$  1.35	  	$   1.39 * 	  (2.9 %)

* 1995 amounts exclude the effects of a former subsidiary carrier, whose assets were sold in 1995.



Operating Revenues

	Operating revenues for the three months ended March 31, 1996 totaled $ 52.7 million as compared to $54.8 million for the same period in 1995, reflecting an overall soft market in the first quarter of 1996, and the effects of the sale of CIW, in August of 1995. Despite intense competitive conditions in the truckload industry, the Company's four carriers continued to grow in 1996. Revenue at these carriers was up $ 0.4 million or
2.2 % in the three months ended March 31, 1996 over the comparable 1995 period.

	The approximately 3.1 % increase in revenue miles (volume) in 1996 from 1995 (excluding the impact of CIW), is attributable to a 12.6 % increase in the average number of tractors deployed, offset by lower equipment utilization resulting from excess capacity in the truckload industry. The increased number of tractors in 1996 over 1995 is the result of the Company's internal growth plans implemented in 1995 and 1994 when the Company added additional company-operated tractors, coupled with an increase in the average number of owner-operator tractors.
Approximately 61 % of the Company's revenue in the three month period ended March 31, 1996 was generated by company-operated equipment, and 35 % by owner-operator equipment. This compares to approximately 62 % and 32 %, respectively, in the 1995 period. The remaining revenues were from freight brokered to other carriers.

	The decline in the average revenue per revenue mile (price) of
2.9 % in 1996 as compared to 1995, is a result of reduced traffic opportunities in 1996 due to excess industry capacity, which required the Company to move more equipment with lower priced spot market loads.



Operating Expenses

 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months ended March 31. The reduced per mile freight rates in 1996 account partially for the increase in operating expenses expressed as a percentage of revenue.


                        					    Three Months Ended March 31

                      				          	 	 1996  	 	1995

Operating revenues 				                 100 % 		  100 %


Operating expenses:

   Purchased transportation
       and equipment rents 			         38.7 		   36.1

   Salaries, wages and benefits 		     27.4 		   27.1

   Fuel and other operating expenses 		22.7 		   21.8

   Insurance and claims 	  		           3.6 	    	3.9

   Operating taxes and licenses 	  	    4.9  	   	4.4

   Depreciation 	  		                  	2.0   	  	2.0

   Other operating expenses 	  		       2.2   	  	2.4


         Total operating expenses 	  	101.5% 	   97.7%



	Purchased transportation and equipment rents increased in 1996 over 1995 as a percentage of revenue due to the increased use of owner-operators, and to increased Company-operated equipment rents as a percentage of revenue. Salaries and wages increased as a result of driver wage increases implemented in 1995 in response to competitive conditions. Fuel and other operating expenses, and operating taxes and licenses, increased as a percentage of revenue in the 1996 period as compared to 1995, due to an increase in the number of total miles relative to revenue miles. Fuel costs per mile increased two cents per total mile in 1996 versus 1995 as a result of the approximately eight cent per gallon increase in the cost of diesel fuel. The
Company estimates the increased fuel costs added over $ 500,000 to the 1996 operating expenses. Insurance and claims expense continued to decline in 1996 over 1995 as a result of favorable trends in insurance premiums and accident claims as a percentage of revenue. Other operating expenses decreased in 1996 over 1995 due to lower provisions for doubtful accounts, and reduced communication expenses, offset by increased professional expenses.

Interest Expense

	Interest expense declined in 1996 over 1995, primarily as a result of a $ 105,000 decline in interest costs attributable to the conversion of the Company's 7% convertible subordinated debentures on March 31, 1995. Further, the Company's bank credit facility, amended January 15, 1996, carried lower interest rates and fees in 1996 than in 1995.


Provision for Income Taxes

	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year. In 1996, however, as a result of the first quarter pre-tax losses, and the uncertainty related to forecasting future operating results in the current competitive operating environment, the Company has not recorded any income tax benefit in the three months ended March 31, 1996. The tax benefit from the first quarter losses will be recorded when earnings recover, and the tax benefit becomes realizable.


Liquidity and Capital Resources

	The Company generated $ 0.1 million of cash in the first three months of 1996. As reflected in the accompanying Consolidated
Statement of Cash Flows, the Company used $ 3.6 million of cash in operating activities, primarily to finance increased accounts receivable and to purchase plates and permits for the Company's fleet. This cash use was offset by $ 3.0 million of cash generated by financing activities, primarily bank borrowings, and $ 0.8 million from investing activities. In March 1996, the Company began to reduce the sale of certain customer accounts receivable to a collection clearing house. This resulted in an increased use of cash from operating activities to finance approximately $ 1.0 million of accounts receivable which would otherwise have been sold. The Company expects to continue to reduce its reliance on this method of financing its working capital needs in the second quarter of 1996, and instead will rely on its bank credit facility discussed below.

	The Company's day-to-day financing is provided by borrowings under a bank credit facility. The credit facility consists of a $ 5 million term loan with a final maturity of December 31, 1999, and a $ 28 million revolving line of credit which expires January 15, 1999. Quarterly principal payments of $ 312,500 on the term loan commenced on April 1, 1996. The line of credit includes provisions for the issuance of up to $ 12 million in stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the revolving line of credit totaled $ 4.8 million at March 31, 1996, and outstanding letters of credit totaled $ 8.0 million at that date. The combination of these two bank credits totaled $12.8 million, leaving $ 4.0 million of borrowing capacity available at March 31, 1996. Since that date, the Company's available borrowing capacity under the credit facility has increased, and has averaged approximately $ 5.0 million in the first ten days of May.

	The Company believes that cash generated from operations, and cash available to it under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.


PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS.

	There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, other than routine proceedings previously reported in the Company's 1995 Annual Report on Form 10-K, and litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. There have been no material developments in any previously reported proceedings.
The Company maintains insurance which covers liability resulting from transportation related claims in amounts management believes are prudent and consistent with accepted industry practices, subject to deductibles for the first $100,000 to $250,000 of exposure for each incident. The Company is not aware of any claims or threatened claims that might materially affect the Company's operating or financial results.



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


 						INTRENET, INC.
							(Registrant)




May 13, 1996					/s/ Jonathan G. Usher
          							Jonathan G. Usher,
          							Vice President - Finance,
          							Treasurer and Chief Financial
          							Officer
         							(Principal Financial and
         							 Accounting Officer)