Form 10-Q
period 1996-06-30
INTRENET INC
filed 1996-08-07
CIK 778161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q



  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934


	For the quarterly period ended    June 30, 1996



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


Common Stock, without par value, 13,227,338 shares issued and outstanding at August 1, 1996



INTRENET, INC.

FORM 10-Q

JUNE 30, 1996


INDEX

                                 												       											PAGE


Part I - Financial Information:


Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets
	  June 30, 1996 and December 31, 1995 	....................		   3


Condensed Consolidated Statements of Operations
	  Three Months and Six Months Ended 		....................		    4
		   June 30, 1996 and 1995


Condensed Consolidated Statement of Shareholders' Equity
	  Six Months Ended June 30, 1996 		   ...................		     5


Condensed Consolidated Statements of Cash Flows
	  Three Months and Six Months Ended 		....................		    6
		  June 30, 1996 and 1995


Notes to Condensed Consolidated Financial Statements......		     7

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 			....................		    8

Part II - Other Information:


Item 1.  Legal Proceedings 				         ...................		   11


Item 2.  Changes in Securities 				      ..................		   11


Item 3.  Defaults Upon Senior Securities 		...................		11


Item 4.  Submission of Matters to a Vote of Security Holders.   11


Item 5.  Other Information 					        ...................		   11


Item 6.  Exhibits and Reports on Form 8-K..................		   11


INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(In Thousands of Dollars)

           Assets                                                                         1996            1995
Current assets:
    Cash and cash equivalents                                                      $       222     $       171
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $613 in 1996
        and $572 in 1995                                                                27,437          20,972
    Prepaid expenses and other                                                           6,047           5,573
    Total current assets                                                                33,706          26,716

Property and equipment, at cost, less accumulated
        depreciation                                                                    28,728          29,577
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization                          7,821           8,031
Deferred income taxes, net                                                               2,723           2,723

Other assets                                                                               747             591
      Total assets                                                                 $    73,725     $    67,638


Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                                     $     6,670     $     6,134
    Accounts payable and cash overdrafts                                                 9,357           7,744
    Current accrued claim liabilities                                                    7,504           7,031
    Other accrued expenses                                                               6,883           6,430
      Total current liabilities                                                         30,414          27,339

Long-term debt and capital lease obligations                                            19,263          14,981
Long-term accrued claim liabilities                                                      2,300           2,300
      Total liabilities                                                                 51,977          44,620

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,227,338 and 13,197,728 shares
        issued and outstanding, respectively                                            16,294          16,245
    Retained earnings since January 1, 1991                                              5,454           6,773
      Total shareholders' equity                                                        21,748          23,018
      Total liabilities and shareholders' equity                                   $    73,725     $    67,638





The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 1996 and 1995
(In Thousands of Dollars, Except Per Share Data)



                                                             Three Months                Six Months
                                                             Ended June 30,              Ended June 30,
                                                          1996          1995            1996          1995
Operating revenues                                     $  57,615     $  54,949     $ 110,315     $ 109,699

Operating expenses:
  Purchased transportation
     and equipment rents                                  22,187        20,450        42,602        40,235
  Salaries, wages, and benefits                           15,232        15,350        29,665        29,772
  Fuel and other operating expenses                       12,579        10,802        24,533        23,150
  Operating taxes and licenses                             2,658         2,614         5,265         4,999
  Insurance and claims                                     2,117         1,781         4,028         3,903
  Depreciation                                             1,066         1,240         2,145         2,326
  Other operating expenses                                   897           908         1,987         2,232
                                                          56,736        53,145       110,225       106,617

    Operating income (loss)                                  879         1,804            90         3,082


Interest expense                                            (614)         (733)       (1,190)       (1,521)
Other expense, net                                          (110)         (116)         (219)         (231)


      Earnings (loss) before income taxes                    155           955        (1,319)        1,330


Provision for income taxes                                    -           (286)           -           (399)

      Net earnings (loss)                              $     155     $     669     $  (1,319)    $     931




Earnings (loss) per common and common
    equivalent share                                   $    0.01     $    0.05     $   (0.10)    $    0.08





The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 1996
(In Thousands of Dollars)

                                                                             Retained
                                                     Common Stock            Earnings       Equity
                                                Shares         Dollars
Balance, December 31, 1995                    13,197,728        $16,245         $6,773        $23,018

Exercise of stock options                         29,610             49              -             49

Net loss for 1996                                      -              -         (1,319)        (1,319)

Balance, June 30, 1996                        13,227,338        $16,294         $5,454        $21,748







The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months and Six Months Ended June 30, 1996 and 1995
(In Thousands of Dollars)


                                                                  Three Months                Six Months
                                                                  Ended June 30,              Ended June 30,
                                                              1996          1995          1996          1995
Cash flows from operating activities:

  Net earnings (loss)                                    $     155     $     669     $  (1,319)    $     931
  Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
       Deferred income taxes                                     0            34             0           147
       Depreciation and amortization                         1,171         1,345         2,355         2,536
       Provision for doubtful accounts                          73            88           156           300
    Changes in assets and liabilities, net:
       Receivables                                          (4,134)           27        (6,621)       (1,238)
       Prepaid expenses                                      1,644           442          (475)       (1,260)
       Accounts payable and accrued expenses                 1,151          (348)        2,384         2,347
       Other                                                     0           130             0            74

  Net cash provided by (used in)
     operating activities                                       60         2,387        (3,520)        3,837

Cash flows from financing activities:
  Net borrowings on line of credit, net                       (811)          333         3,942         1,709
  Principal payments on long-term debt                      (1,707)       (1,418)       (3,556)       (2,800)
  Proceeds from exercise of stock options                        0            53            49           304

  Net cash provided by financing activities                 (2,518)       (1,032)          435          (787)

Cash flows from investing activities:
  Additions to property and equipment                         (283)       (2,147)         (690)       (4,228)
  Disposals of property and equipment                        2,653           385         3,826           531

  Net cash provided by (used in)
     investing activities                                    2,370        (1,762)        3,136        (3,697)

Net increase (decrease) in cash
   and cash equivalents                                        (88)         (407)           51          (647)

Cash and cash equivalents:
  Beginning of period                                          310         2,494           171         2,734
  End of period                                          $     222     $   2,087     $     222     $   2,087



The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 1996
(Unaudited)


(1) Unaudited Consolidated Financial Statements

	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at June 30, 1996 were Roadrunner Trucking, Inc. (RRT), Eck
Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc.
(RDS). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier services on a regional basis throughout the forty-eight continental states and Canada.



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



	The results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.



(2) Earnings  Per Common and Common Equivalent Share


	Earnings per common and common equivalent share have been computed on the basis of the weighted average common shares outstanding during the periods. No effect has been included for options or warrants outstanding, if the effect would be antidilutive.



(3) Income Taxes


	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year. In 1996, however, as a result of the year-to-date pre-tax losses, and the uncertainty related to forecasting future operating results in the current competitive operating environment, the Company has not recorded any income tax benefit in the six months ended June
30, 1996. The tax benefit from the losses will be recorded when earnings recover, and the tax benefit becomes realizable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Introduction


	The Company reported net earnings of $ 155,000 ($ 0.01 per share) on revenues of $ 57.6 million in the three months and a net loss of $ 1.3 million ($ 0.10 per share) on revenues of $
110.3 million in the six months ended June 30, 1996. This compares with net earnings of $ 669,000 on revenues of $ 54.9 million, and net earnings of $ 931,000 on revenues of $ 109.7 million in the comparable periods of 1995, respectively. The
1995 six months results include a $ 1.8 million pre-tax loss from the operations of the Company's former munitions carrier,
C. I. Whitten Transfer Company (CIW), which was sold in August,
1995.


	As discussed in more detail below, the Company's performance in 1996 reflects the soft market trends which began in the third and fourth quarters of 1995 and continued into the first quarter of 1996. Over-capacity in the truckload industry, severe weather conditions and higher fuel costs combined to produce lower freight rates, reduced equipment utilization, and significantly higher operating costs in the first quarter of 1996. These factors lead to reduced profit margins, resulting in an inability to cover other fixed costs in the first quarter period. Business began to strengthen in the second quarter as better weather, a strengthening U.S. economy and a resumption of construction activity in the country resulted in increased demand for transportation services which allowed the Company to return to more favorable operating efficiencies. Substantially higher fuel prices, and other increased costs, however, continued to negatively impact the Company's profit margins.
While the effects of the higher fuel costs were blunted, to a degree, through the implementation of fuel surcharges, competitive conditions limited the surcharges to only a small portion of the Company's revenues. Management estimates that the higher fuel costs, net of surcharge revenue retained by the Company, reduced margins by approximately $ 500,000 in the three months and $ 1 million in the six months ended June 30, 1996, when compared to fuel prices paid in the comparable periods of 1995.



	A discussion of the impact of the above and other factors on the results of operations in the three months and six months ended June 30, 1996 as compared to the comparable periods of 1995 follows.


1996 Compared to 1995

                         	Three Months Ended June 30 	 	Six Months Ended June 30
Key Operating Statistics         1996   1995 	 %Change    1996  	 1995 	%Change

Operating Revenues ($ millions)	$ 57.6 	$ 54.9 	 5.0% 	 $ 110.3	 $ 109.7 	0.5%

Net Earnings (Loss) ($ 000's)    $ 155 	 $ 669 (76.8%) ($ 1,319)  $ 931 	  NM

Average Number of Tractors 	     2,041 	1,927* 	 5.9% 	   2,079  	1,908*	 9.0%

Total Loads (000's)              	66.1 	 60.8*  	8.7% 	   128.1 	 120.9* 	5.9%

Revenue Miles (millions) 	        42.8 	 38.2* 	12.0%     	81.9 	  75.6* 	8.3%

Average Revenue per
    Revenue Mile 	              $ 1.35  $ 1.38* (2.2%)	 $ 1.35 	 $ 1.39* (2.8%)


* Certain 1995 amounts exclude the effects of CIW, which was sold in August, 1995.



Operating Revenues


	Operating revenues for the three months and six months ended June 30, 1996 totaled $ 57.6 million and $ 110.3 million, respectively, as compared to $54.9 million and $ 109.7 million for the same periods in 1995. Despite intense competitive conditions in the truckload industry, the Company's four carriers continued to grow in 1996. Revenue at these carriers was up $ 4.8 million, or 9.1%, in the three months, and $ 5.6 million, or 5.3%, in the six months ended June 30, 1996, over the comparable 1995 periods. Approximately $ 250,000 of fuel surcharges are included in revenues for the three month and six month periods ended June 30, 1996.


	The approximately 8.3 % increase in revenue miles (volume) in 1996 over 1995 (excluding CIW), is attributable to a 9.0 % increase in the average number of tractors deployed, offset by lower equipment utilization resulting from excess capacity in the truckload industry. Volumes in the second quarter of 1996, however, were substantially better than in the first quarter of 1996, as well as the second quarter of 1995, as a result of a strengthening U.S. economy and a return to more favorable operating efficiencies. Revenue miles in the second quarter of 1996 were up 9.5% over the first quarter of 1996, and were up
12.0% over the comparable 1995 quarter. The increased number of tractors in 1996 over 1995 is the result of the Company's internal growth plans implemented in 1995 and 1994 which increased the number of company-operated tractors, coupled with an increase in the average number of owner-operator tractors. Approximately 60 % of the Company's revenue in the three month and six month periods ended June 30, 1996 was generated by company-operated equipment, and 35 % by owner-operator equipment. This relationship is essentially unchanged from the comparable 1995 periods. The remaining revenues were from freight brokered to other carriers.



	The decline in the average revenue per revenue mile (price) of
2.8 % in 1996 as compared to 1995, is the result of reduced traffic opportunities in 1996 due to excess industry capacity, which required the Company to move more equipment with lower priced spot market loads, and to generally lower transportation rates due to increased competition.



Operating Expenses


 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months ended June 30. The reduced per mile freight rates in 1996 account partially for the increase in operating expenses expressed as a percentage of revenue.


                                           Three Months    Six Months
                                          	Ended June 30  	Ended June 30
                                         	 1996 	 1995 	 	 1996 	 1995

Operating revenues 	                        100%  	100% 	 	 100% 	 100%

Operating expenses:

   Purchased transportation
       and equipment rents 	               38.5 	 37.2 	  	38.6  	36.7

   Salaries, wages and benefits 	          26.4 	 27.9 	 	 26.9 	 27.1

   Fuel and other operating expenses      	21.8  	19.7 	  	22.2  	21.1

   Operating taxes and licenses       	     4.6 	  4.8 	 	  4.8 	  4.6

   Insurance and claims 	                   3.7 	  3.2   	  3.7 	  3.6

   Depreciation 	                           1.9 	  2.3  	   1.9	   2.1

   Other operating expenses 	               1.6    1.6      1.8    2.0



         Total operating expenses         	98.5% 	96.7% 	 	99.9%	 97.2%






	Purchased transportation and equipment rents increased in 1996 over 1995 as a percentage of revenue due to the increased use of owner-operators and to increased company-operated equipment rents. Salaries and wages decreased as a result of reduced non-driver headcounts primarily as a result of the sale of CIW, offset by driver wage increases implemented in 1995 in response to competitive conditions. Fuel and other operating expenses increased as fuel costs were two cents per total mile higher in 1996 versus 1995, as a result of the approximately ten cent per gallon increase in the cost of diesel fuel. The Company estimates the increased fuel costs added approximately $
500,000, net of fuel surcharges retained by the Company, to second quarter 1996 operating expenses, and approximately $ 1.0 million, net, to operating expenses in the first half of 1996. Insurance and claims expense was higher in the second quarter of 1996 over 1995 as a result of higher accident levels, but was up only slightly in the first half period. Depreciation decreased as a result of the continued use of operating lease financing for the Company's power equipment. Other operating expenses remained relatively constant in 1996 over 1995.



Interest Expense



	Interest expense decreased in 1996 over 1995, primarily as a result of a $ 105,000 decline in interest costs attributable to the conversion of the Company's 7% convertible subordinated debentures on March 31, 1995. Further, the Company's bank credit facility, amended January 15, 1996, carried lower interest rates and fees in 1996 than in 1995.



	Interest expense is expected to increase in the remaining quarters of 1996, as the Company has ceased selling certain accounts receivable to a collection clearing house. Instead, the Company is now financing these accounts receivable with its bank credit facility. The increased interest costs will be more than offset by reduced collection fees from the clearing house, which are presently included in Other operating expenses.



Provision for Income Taxes



	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year. In 1996, however, as a result of the year-to-date pre-tax losses, and the uncertainty related to forecasting future operating results in the current competitive operating environment, the Company has not recorded any income tax benefit in the six months ended June
30, 1996. The tax benefit attributable to the first quarter losses will be recorded when earnings recover, and the tax benefit becomes realizable.



Liquidity and Capital Resources


	The Company generated $ 0.1 million of cash in the first six months of 1996. As reflected in the accompanying Consolidated Statements of Cash Flows, the Company used $ 3.5 million of cash in operating activities, primarily to finance increased accounts receivable and to purchase plates and permits for the Company's fleet. This cash use was funded by $ 0.4 million of cash generated by financing activities, and $ 3.1 million generated from investing activities, primarily from the sale of aging 48 foot van trailers at RDS. In March 1996, the Company began to reduce the sale of certain customer accounts receivable to a collection clearing house, a process which was completed on June
30, 1996. This resulted in an increased use of cash from operating activities to finance approximately $ 4.0 million of accounts receivable which would otherwise have been sold.



	The Company's day-to-day financing is provided by borrowings under a bank credit facility. The credit facility consists of a $ 5 million term loan with a final maturity of December 31, 1999, and a $ 28 million revolving line of credit which expires January 15, 1999. Quarterly principal payments of $ 312,500 on the term loan commenced on April 1, 1996. The line of credit includes provisions for the issuance of up to $ 12 million in stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the revolving line of credit totaled $ 4.3 million at June 30, 1996, and outstanding letters of credit totaled $ 7.6 million at that date. The combination of these two bank credits totaled $11.9 million, leaving $ 8.2 million of borrowing capacity available at June 30, 1996. Since that date, the Company's available borrowing capacity under the credit facility has increased due to reduced letter of credit requirements, and now averages approximately $ 10.0 million as of the date of this report.



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

   The annual meeting of shareholders was held on May 22, 1996. The following individuals were elected as directors for the ensuing year or until their successors are duly elected and qualified with the following votes cast for or against. There were no abstentions or broker non-votes.

                                      For            Against

          Jackson A. Baker         10,449,584        330,660
          Eric C. Jackson          10,762,663         17,581
          Fernando Montero         10,762,673         17,571
          Edwin H. Morgens         10,449,584        330,660
          Thomas J. Noonan, Jr.    10,762,673         17,571
          A. Torrey Reade          10,762,673         17,571
          Philip Scaturro          10,762,673         17,571


   The shareholders of the Company also ratified the selection of Arthur Andersen LLP as auditors for 1996, with 10,718,563 votes in favor, 9,418 against and 52,263 abstentions. There were no broker non-votes.



ITEM 5.	OTHER INFORMATION


			None



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.


		(a)	Exhibits


Exhibit 10.1 - First Amendment to the Fourth Amended and
Restated Loan Agreement between Intrenet, Inc. and subsidiaries and The Huntington National Bank dated as of March 31, 1996.


Exhibit 10.2 - Employment Agreement between Intrenet, Inc.and
John P. Delavan dated June 4, 1996


Exhibit 10.3 -  Stock Option Agreement between Intrenet, Inc.
and John P. Delavan dated June 4, 1996


		Exhibit 11 - Computation of Per Share Earnings


		Exhibit 27 - Financial Data Schedule


		(b)	Reports on Form 8-K


			None



SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						INTRENET, INC.
						(Registrant)




August 7, 1996				/s/ Jonathan G. Usher
                						Jonathan G. Usher,
                						Vice President - Finance,
                						Treasurer and Chief Financial
                						Officer
                						(Principal Financial and
                						 Accounting Officer)