Form 10-Q
period 1996-09-30
INTRENET INC
filed 1996-11-13
CIK 778161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q



  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934


For the quarterly period ended    September 30, 1996



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


                              Not Applicable


Former name, former address and former fiscal year,if changed since last report

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

Common Stock, without par value, 13,412,138 shares issued and outstanding at November 1, 1996



INTRENET, INC.
FORM 10-Q
SEPTEMBER 30, 1996


INDEX
                          										       												PAGE

Part I - Financial Information:

	Item 1.  Financial Statements:

	Condensed Consolidated Balance Sheets
	  September 30, 1996 and December 31, 1995 	......		     3



	Condensed Consolidated Statements of Operations
	  Three Months and Nine Months Ended ....................4
	   September 30, 1996 and 1995


	Condensed Consolidated Statement of Shareholders' Equity
	  Nine Months Ended September 30, 1996   ................5



	Condensed Consolidated Statements of Cash Flows
	  Three Months and Nine Months Ended ................... 6
		  September 30, 1996 and 1995


	Notes to Condensed Consolidated Financial Statement	     7


Item 2. Management's Discussion and Analysis of Financial

   Condition and Results of Operations 	................. 8



Part II - Other Information:


	Item 1.  Legal Proceedings 	    	...................		   11


	Item 2.  Changes in Securities 		...................		   11


	Item 3.  Defaults Upon Senior Securities	............... 11


	Item 4.  Submission of Matters to a Vote
			of Security Holders		          ...................		   11


	Item 5.  Other Information 			   ...................		   11


	Item 6.  Exhibits and Reports on Form 8-K............... 11


INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 1996 and December 31, 1995
(In Thousands of Dollars)

                           Assets                                                  1996          1995
                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                                 $   1,217     $     171
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $714 in 1996
        and $572 in 1995                                                         26,612        20,972
    Prepaid expenses and other                                                    5,052         5,573
                     Total current assets                                        32,881        26,716

Property and equipment, at cost, less accumulated
        depreciation                                                             35,701        29,577
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization                   7,716         8,031
Deferred income taxes, net                                                        2,723         2,723
Other assets                                                                        681           591
                     Total assets                                             $  79,702     $  67,638


                     Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                                $   6,720     $   6,134
    Accounts payable and cash overdrafts                                          9,289         7,744
    Current accrued claim liabilities                                             7,824         7,031
    Other accrued expenses                                                        7,873         6,430
                     Total current liabilities                                   31,706        27,339

Long-term debt and capital lease obligations                                     24,439        14,981
Long-term accrued claim liabilities                                               2,700         2,300
                     Total liabilities                                           58,845        44,620

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,227,338 and 13,197,728 shares
        issued and outstanding, respectively                                     16,294        16,245
    Retained earnings since January 1, 1991                                       4,563         6,773
                     Total shareholders' equity                                  20,857        23,018
                     Total liabilities and shareholders' equity               $  79,702     $  67,638





The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 1996 and 1995
(Unaudited)
(In Thousands of Dollars, Except Per Share Data)


                                                           Three Months                   Nine Months
                                                        Ended September 30,            Ended September 30,
                                                       1996            1995             1996           1995
Operating revenues                                 $   57,797      $   53,097     $  168,112     $  162,796

Operating expenses:
  Purchased transportation
     and equipment rents                               22,330          20,667         64,932         60,901
  Salaries, wages, and benefits                        15,775          14,009         45,440         43,781
  Fuel and other operating expenses                    12,328          11,799         36,861         34,949
  Operating taxes and licenses                          2,781           2,478          8,046          7,477
  Insurance and claims                                  2,394           1,643          6,422          5,546
  Depreciation                                          1,587           1,175          3,732          3,502
  Other operating expenses                                774             531          2,762          2,763
                                                       57,969          52,302        168,195        158,919

    Operating income (loss)                              (172)            795            (83)         3,877

Interest expense                                         (622)           (713)        (1,812)        (2,234)
Other expense, net                                        (96)            258           (315)            27


      Earnings (loss) before income taxes                (890)            340         (2,210)         1,670


Provision for income taxes                          -                    (102)     -                   (501)

      Net earnings (loss)                          $     (890)     $      238     $   (2,210)    $    1,169



Earnings (loss) per common and common
    equivalent share                               $    (0.07)     $     0.02     $    (0.16)    $     0.09




The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 1996
(In Thousands of Dollars)


                                                                      Retained     Shareholders'
                                           Common Stock                Earnings     Equity
                                              Shares     Dollars
Balance, December 31, 1995                  13,197,728   $16,245        $6,773       $23,018

Exercise of stock options                       29,610        49           -              49

Net loss for 1996                                  -         -          (2,210)       (2,210)

Balance, September 30, 1996                 13,227,338   $16,294        $4,563       $20,857




The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months and Nine Months Ended September 30, 1996 and 1995
(Unaudited)
(In Thousands of Dollars)


                                                                    Three Months                   Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                                  1996            1995           1996           1995
Cash flows from operating activities:

  Net earnings (loss)                                       $     (890)     $      238     $   (2,210)    $    1,169
  Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
       Deferred income taxes                                       -               102            -              501
       Depreciation and amortization                             1,692           1,280          4,047          3,817
       Provision for doubtful accounts                              98            (141)           254            159
    Changes in assets and liabilities, net:
       Receivables                                                 726          (1,519)        (5,894)        (2,756)
       Prepaid expenses                                            995             943            520           (318)
       Accounts payable and accrued expenses                     1,543            (566)         3,926          1,382
       Other                                                       -               482            -              703

  Net cash provided by
     operating activities                                        4,164             819            643          4,657

Cash flows from financing activities:
  Net borrowings (repayments) on line of credit, net            (1,606)         (2,708)         2,336         (1,000)
  Principal payments on long-term debt                          (1,928)         (1,896)        (5,483)        (4,696)
  Issuance of long term debt                                      -             2,299            -            2,299
  Proceeds from exercise of stock options                          -               -               49            304

  Net cash (used in) financing activities                       (3,534)         (2,305)        (3,098)        (3,093)

Cash flows from investing activities:
  Additions to property and equipment                             (389)         (1,946)        (1,079)        (6,174)
  Disposals of property and equipment                              754              28          4,580            559
  Sale of operating assets of C.I. Whitten                         -             2,913            -            2,913

  Net cash provided by (used in)
     investing activities                                          365             995          3,501         (2,702)

Net increase (decrease) in cash
   and cash equivalents                                            995            (491)         1,046         (1,138)

Cash and cash equivalents:
  Beginning of period                                              222           2,087            171          2,734
  End of period                                             $    1,217      $    1,596     $    1,217     $    1,596





The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1996
(Unaudited)


(1) Unaudited Consolidated Financial Statements


	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at September 30, 1996 were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), Roadrunner Distribution Services, Inc.
(RDS) and INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation.
Through its subsidiaries, the Company provides general and specialized truckload carrier and intermodal brokerage services on a regional basis throughout the forty-eight continental states and Canada.


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


	The results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.



(2) Earnings  Per Common and Common Equivalent Share

	Earnings per common and common equivalent share have been computed on the basis of the weighted average common shares outstanding during the periods. No effect has been included for options or warrants outstanding, if the effect would be antidilutive.



(3) Income Taxes

	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year. In 1996, however, as a result of the year-to-date pre-tax losses, and the uncertainty related to forecasting future operating results in the current competitive operating environment, the Company has not recorded any income tax benefit in the nine months ended
September 30, 1996. The tax benefit from the losses will be recorded when earnings recover, and the tax benefit becomes realizable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Introduction

	The Company reported a net loss of $ 890,000 ($ 0.07 per share) on revenues of $ 57.8 million in the three months and a net loss of $ 2.2 million ($ 0.16 per share) on revenues of $ 168.1 million in the nine months ended September 30, 1996. This compares with net earnings of $ 238,000 on revenues of $ 53.1 million, and net earnings of $ 1.2 million on revenues of $
162.8 million in the comparable periods of 1995, respectively.
In the three months ended September 30, 1996, the Company recorded approximately $ 1.2 million in charges: to account for certain corporate personnel severance arrangements ($ 0.2 million); to write-off certain computer equipment ($ 0.3 million); to record the settlement and legal costs of previously disclosed litigation ($ 0.1 million); to reserve for unfavorable developments in several workers compensation and vehicle accident claim reserves ($ 0.4 million); and to account for certain other charges ($ 0.2 million). The 1995 nine month results include a $ 1.8 million pre-tax loss from the operations of the Company's former munitions carrier, C.I. Whitten Transfer
Company (CIW), which was sold in August, 1995.


	As discussed more fully below, the Company's performance throughout 1996 reflects the soft market trends which began in late 1995 and continued into 1996. Over-capacity in the truckload industry, severe weather conditions and higher fuel costs combined to produce lower freight rates, reduced equipment utilization, and significantly higher operating costs in the first quarter of 1996. These factors led to reduced profit margins, resulting in an inability to cover other fixed costs in the first quarter period. Although business strengthened in the second and third quarters as better weather, a stronger U.S. economy and a resumption of construction activity in the country increased demand for transportation services, substantially higher fuel prices, competitive pressures on freight rates, and other increased costs continued to negatively impact the Company's profit margins. In addition to these operating factors, as discussed in the first paragraph above, the Company recorded approximately $ 1.2 million of charges in the third quarter to account for the effects of several items.


	A discussion of the impact of the above and other factors on the results of operations in the three months and nine months ended September 30, 1996 as compared to the comparable periods of 1995 follows.


1996 Compared to 1995



               	         Three Months	Ended 9/30 	%  Nine Months	Ended 9/30 	%
Key Operating Statistics 	       1996 	 1995 	Change 	     1996 	 1995 	Change

Operating Revenues ($ millions)	$ 57.8 	$53.1 	8.8% 	    $168.1 	$162.8 	3.3%

Net Earnings (Loss) ($ 000's)  	$(890) 	$238 	  NM 	    $(2,210)	$1,169  	NM

Average Number of Tractors      2,041 	2,011* 	1.5% 	    2,061  	1,944*	 6.0%

Total Loads (000's) 	            66.6  	61.2* 	8.8% 	    194.7 	 182.1* 	6.9%

Revenue Miles (millions) 	       42.4 	 37.7* 	12.6% 	   124.1 	 113.4*	 9.4%

Average Revenue per
    Revenue Mile 	              $1.28  $1.29*	 (0.8%) 	  $1.28 	 $1.30*  (1.5%)



* Certain 1995 amounts exclude the effects of CIW, which was sold in August, 1995.

Operating Revenues

	Operating revenues for the three months and nine months ended September 30, 1996 totaled $ 57.8 million and $ 168.1 million, respectively, as compared to $ 53.1 million and $ 162.8 million for the same periods in 1995. Despite intense competitive conditions in the truckload industry, the Company's four truckload carriers have continued to grow throughout 1996.
Revenue at these carriers was up $ 5.8 million, or 11.2%, in the three months, and $ 11.4 million, or 7.3%, in the nine months ended September 30, 1996, over the comparable 1995 periods.


	The approximately 9.4 % increase in revenue miles (volume) in 1996 over 1995 (excluding CIW), is attributable to a 6.0 % increase in the average number of tractors deployed, and an increase in average length of haul. Volumes in the second and third quarters of 1996 were substantially better than in the first quarter of 1996, as a result of a strengthening U.S.
economy and a return to more normal operating efficiencies.
Revenue miles in the third quarter of 1996 were up 12.6 % over the comparable 1995 quarter as a result of stronger shipper demand reflecting the relatively strong U.S. economy. The increased number of tractors in 1996 over 1995 is the result of the Company's internal growth plans which resulted in an increase in the number of company-operated tractors, coupled with an increase in the average number of owner-operator tractors under contract. Approximately 60 % of the Company's revenue in the three month and nine month periods ended
September 30, 1996 was generated by company-operated equipment, and 35 % by owner-operator equipment. This relationship is essentially unchanged from the comparable 1995 periods. The remaining 5% of revenues was from freight brokered to other carriers.


	The decline in the average revenue per revenue mile (price) of
1.5 % in 1996 as compared to 1995, is the result of generally lower transportation rates due to increased competitive conditions, and to reduced traffic opportunities in 1996 due to excess industry capacity, which required the Company to move more equipment with lower-priced spot market loads.


Operating Expenses


 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three month and nine month periods ended September 30. The reduced per mile freight rates in 1996 account partially for the increase in operating expenses when expressed as a percentage of revenue.


                    	         Three Months Ended 9/30  Nine Months Ended 9/30
                                  	   1996  	 1995  	      	 1996  	 1995

Operating revenues 	                  100 %  	100 % 	 	      100 % 	 100 %


Operating expenses:

   Purchased Transportation
       and equipment rents 	          38.6   	38.9 	 	       38.6 	  37.4

   Salaries, wages and benefits      	27.3 	  26.4 	 	       27.0  	 26.9

   Fuel and other operating expenses 	21.3 	  22.2 	 	       21.9 	  21.5

   Operating taxes and licenses 	      4.8 	   4.7 	 	        4.8    	4.6

   Insurance and claims 	              4.1 	   3.1 	 	        3.8 	   3.4

   Depreciation 	                      2.8 	   2.2 	 	        2.2 	   2.1

   Other operating expenses 	          1.3 	   1.0  	 	       1.7 	   1.7



   Total operating expenses          100.2% 	 98.5% 	      	100.0%	  97.6%



	Purchased transportation and equipment rents increased in 1996 over 1995 as a percentage of revenue due to the lower revenue per mile in 1996 over 1995. Salaries and wages increased as a result of driver wage increases implemented in 1995 in response to competitive conditions, to the costs of certain corporate personnel severance arrangements, and to unfavorable developments in several workers compensation claim reserves recorded in the third quarter of 1996. Fuel and other operating expenses increased as fuel costs were approximately two cents per total mile higher in 1996 versus 1995, as a result of the approximately ten cent per gallon increase in the cost of diesel fuel. While the effects of the higher fuel costs have been blunted, to a degree, through the implementation of fuel surcharges, competitive conditions have limited the Company's ability to implement surcharges to only a portion of its revenues. Management estimates that the higher fuel costs, increased fuel expenses by approximately $ 0.6 million in the three months and $ 1.9 million in the nine months ended September 30, 1996, when compared to fuel prices paid in the comparable periods of 1995.
Insurance and claims expense was higher in 1996 over 1995 as a result of higher accident levels, and the recording of reserves for unfavorable developments in several vehicle accident claim reserves. Depreciation increased primarily as a result of the addition of a new 53 foot dry van trailer fleet at RDS in 1996 which is being financed under capital leases . Other operating expenses remained relatively constant in 1996 over 1995.


Interest Expense


	Interest expense decreased in 1996 over 1995, primarily as a result of lower average borrowings at lower average interest rates under the Company's bank credit facility in 1996 than in 1995. Further, a $ 105,000 decline in interest costs is attributable to the conversion of the Company's 7% convertible subordinated debentures on March 31, 1995.



Provision for Income Taxes


	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year. In 1996, however, as a result of the year-to-date pre-tax losses, and the uncertainty related to forecasting future operating results in the current competitive operating environment, the Company has not recorded any income tax benefit in the nine months ended
September 30, 1996. The tax benefit attributable to the losses will be recorded when earnings recover, and the tax benefit becomes realizable.




Liquidity and Capital Resources


	The Company generated $ 1.0 million of cash in the first nine months of 1996. As reflected in the accompanying Consolidated Statements of Cash Flows, the Company generated $ 0.6 million of cash from operating activities, and $ 3.5 million from investing activities, primarily from the sale of 48 foot van trailers at RDS. Approximately $ 3.1 million, net, of this cash was used in financing activities for principal payments on long-term debt. In March 1996, the Company began to reduce the sale of certain customer accounts receivable to a collection clearing house, a process which was completed on June 30, 1996.
This resulted in an increased use of cash from operating activities to finance approximately $ 4.0 million of accounts receivable, net, which would otherwise have been sold to the clearing house.



	The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility consists of a $ 5 million term loan with a final maturity of December 31, 1999, and a $ 28 million revolving line of credit which expires January 15, 1999. Quarterly principal payments of $ 312,500 on the term loan commenced on April 1, 1996. The line of credit includes provisions for the issuance of up to $ 12 million in stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the revolving line of credit totaled $ 3.0 million at September 30, 1996, and outstanding letters of credit totaled $ 5.6 million at that date. The combination of these two bank credits totaled $ 8.6 million, leaving approximately $11.5 million of borrowing capacity under the credit facility at September 30, 1996.
Borrowing capacity since then and through the date of this report has been in the $ 12.0 million to $ 13.0 million range.


	The Company believes that cash generated from operations, and cash available to it under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.

PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS.


	In July, 1996, the Company settled the previously reported litigation filed against it in the United States District Court for the District of New Jersey by Compton Management Corporation ("Compton"). The complaint sought compensatory damages of not less than $1,000,000 and punitive damages of at least
$5,000,000. The Company paid Compton $ 25,000 in settlement of all claims and the complaint was dismissed with prejudice on September 25, 1996. Management believes the amount paid to Compton was less than the likely cost of defense.


	There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party of or which any of their property is the subject other than routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. The Company maintains insurance which covers liability resulting from transportation related claims in amounts management believes are prudent and consistent with accepted industry practices, subject to deductibles for the first $100,000 to $250,000 of exposure for each incident. The Company is not aware of any claims or threatened claims that might materially affect the Company's operating or financial results.



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





							INTRENET, INC.
							(Registrant)









November 13, 1996			/s/ Jonathan G. Usher
                 							Jonathan G. Usher,
                 							Vice President - Finance,
                 							Treasurer and Chief	Financial Officer
                 							(Principal Financial and
                								 Accounting Officer)