Form 10-K
period 1996-12-31
INTRENET INC
filed 1997-03-18
CIK 778161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K


       (Mark One)

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]



For the fiscal year ended  	  December 31, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.			Yes    X  	No



Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.	[  X  ]



The aggregate market value of the common stock (based upon the closing sale price on such date) held by non-affiliates of the
registrant as of March 1, 1997, was approximately    $ 9,995,983


	Applicable only to registrants involved in bankruptcy
proceedings during the preceding five years:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.		Yes   X  	No



	(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 1997, there were 13,447,138 shares issued and outstanding.



	Documents Incorporated By Reference: Portions of the following documents have been incorporated by reference into this report:

		Identity of Document			Parts of Form 10 - K into

	    Proxy Statement to be filed for the	Which Document is
Incorporated

1997 Annual Meeting of Shareholders of Registrant
	Part III


Page 1 of  ___  pages


INTRENET, INC.

1996 Annual Report on Form 10-K

Table of Contents


	Part  I	Page


Item	1.	Business		3


Item	2.	Properties		6


Item	3.	Legal Proceedings		7


Item	4.	Submission of Matters to a Vote of Security Holders	7


Part  II


Item	5.	Market for Registrant's Common Equity and Related
Stockholder Matters	7


Item	6.	Selected Financial Data		  8


Item	7.	Management's Discussion and Analysis of Financial
Condition and Results	of Operations		  9


Item	8.	Financial Statements and Supplementary Data		12

Item	9.	Changes in and Disagreements With Accountants on
Accounting and 	12

		Financial Disclosures


Part  III


Item	10.	Directors and Executive Officers of the Registrant		12


Item	11.	Executive Compensation		12


Item	12.	Security Ownership of Certain Beneficial Owners and
Management	12


Item	13.	Certain Relationships and Related Transactions		12



Part  IV


Item	14.	Exhibits, Financial Statement Schedules, and Reports on
Form 8-K	12


Signatures			13


Index to Exhibits		14




PART  I


Item 1.  Business.


General


	The Company was incorporated in 1983 under the laws of the State of Indiana, as a holding company for truckload carrier subsidiaries. The Company owns, directly or indirectly, 100% of four licensed truckload motor carriers and an intermodal brokerage logistics operation (the operating subsidiaries), which provide general and specialized regional truckload carrier services throughout North America. The operating subsidiaries are Roadrunner Trucking, Inc., (RRT); Eck Miller Transportation Corporation, (EMT); Advanced Distribution System, Inc., (ADS); Roadrunner Distribution Services, Inc., (RDS), and INET
Logistics, Inc., (INL). In addition, the Company owns an intercompany employee leasing subsidiary, and an inactive
Bermuda captive-insurance subsidiary.


	The Company's operating subsidiaries presently operate more than 2,100 tractors, including tractors provided by owner-operators. Some of the Company's operating subsidiaries rely in part upon a network of commissioned agents and independent contractors who own and operate tractors and trailers. Other operating subsidiaries primarily use company-operated equipment. In 1996, the Company's fleet traveled over 160 million revenue miles delivering approximately 245,000 customer loads. The Company also brokered nearly 14,000 loads to other carriers. No customer accounted for more than 10% of the Company's revenues in 1996.


	The Company's executive offices are located at 400 TechneCenter Drive, Suite 200, Milford, Ohio 45150 and its telephone number is (513) 576-6666. Except as otherwise indicated by the context, the term Company, as used herein, means Intrenet, Inc.
and its consolidated subsidiaries.



Operating Subsidiaries

	Select operating statistics as of December 31, 1996 are as follows:



                              	RRT 	EMT 	ADS 	RDS 	  Total

Company Tractors              	500 	334 	203 	180 	  1,217
Owner-Operator Tractors 	       82 	349 	384   98	     913
     Total Tractors 	          582 	683 	587 	278	   2,130

Company Trailers              	846 	422 	217 	512 	  1,997

Company Drivers 	              461 	347 	200 	180 	  1,188

Total Employees 	              628 	491 	269 	227	   1,631

Sales  Agents 	                 28 	149 	174 	 10      361

Average Length of Haul in
Revenue Miles 	                741  566	 556 1,013   	 663


	Roadrunner Trucking, Inc. RRT is a truckload carrier transporting a wide variety of general commodities, including machinery, building materials, steel, paper, cable and wire. RRT's primary traffic flows are in the western two-thirds of the United States where it operates one of the largest fleets of flatbed trailers in its market area. RRT services Mexico through El Paso, TX and Nogales, AZ, and has three large logistics and dedicated fleets operating both flatbed and dry van trailers. RRT also operates a nationwide freight brokerage business. RRT is a New Mexico corporation, headquartered in Albuquerque, New Mexico.


	Eck Miller Transportation Corporation. EMT is a specialized truckload carrier operating a nationwide service system of 700 sided-flatbed and heavy-haul trailers. EMT primarily transports metal articles, building materials and machinery, over lanes radiating from the Midwest to all other regions of the United
States. EMT is an Indiana corporation, headquartered in Rockport, Indiana.


	EMT operates a fleet of company-operated and owner- operator tractors. Most of its 150 field offices are operated by
commissioned sales agents.   The utilization of agents and
owner-operators limits EMT's investment in labor and equipment.


	Advanced Distribution System, Inc. ADS is a truckload carrier that transports general commodity freight, including iron, steel, pipe, heavy machinery and building materials on flatbed and dry van trailers, throughout the United States and Canada.
ADS is a Florida corporation, headquartered in Columbus, Ohio.


	ADS is primarily dependent upon commissioned agents as sources for business. ADS also depends in part on owner-operators to provide equipment and drivers to haul shipments. The utilization of agents and owner-operators limits ADS' investment in labor and equipment.



	Roadrunner Distribution Services, Inc. RDS is a truckload dry van carrier that transports a wide variety of general commodities, including electronics, auto parts, sportswear and consumer goods throughout service lanes in the Central and Southwestern regions of the United States. RDS operates a nationwide freight brokerage business, and services customers in Mexico through El Paso, TX and Nogales, AZ. RDS is a Texas corporation, headquartered in Indianapolis, Indiana.


	INET Logistics, Inc. INL is an intermodal marketing company, a freight broker, and a logistics management company that arranges the shipment of various commodities for its customers. INL books and coordinates transportation services with various rail and road transportation providers, offering a cost efficient and service effective alternative to customers. INL is an Indiana corporation, headquartered in Schaumburg, IL.


Commissioned Sales Agents and Owner-Operators


	The operating subsidiaries generally do not have long-term contractual agreements with their commissioned sales agents or owner-operators, and treat both categories of persons as independent contractors. Working relationships with such persons are dependent upon mutually beneficial characteristics including confidence in service levels, support in customer relations, compensation levels and systems and opportunities for growth. Many of the Company's agreements with its commissioned agents are non-exclusive.


	From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the employment status of independent contractors to treat them as employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes, based on contractual relationships and industry practice.


	Although management is unaware of any proposals currently pending to change the employee/independent contractor classification, the costs associated with potential changes, if any, could adversely affect the Company's results of operations if the Company were unable to reflect them in its fee arrangements with its independent owner-operators and commissioned sales agents, or in the prices paid by its customers.


Revenue Equipment


	At December 31, 1996, the Company owned or leased 1,217 tractors, 1,450 flatbed trailers and 547 dry van trailers. The following is a summary of Company-operated revenue equipment at December 31, 1996:

							                                      Trailers
                              Tractors  Flatbed  Dry Van

Model year Prior to 	1994  		      222		   623	    97
	                    1994          287		   372      1
                					1995		        352		   229      0
                					1996		         71		   226	   449
                					1997	  	      285       0      0

                         					   1,217   1,450 	  547



     In addition, at the same date owner-operators under contract provided 913 tractors for Company operations.



       The Company has plans to acquire approximately 240 tractors in 1997, of which approximately 220 will replace older tractors. The new tractors are expected to be financed primarily under walk-away operating leases.


Employees


	At December 31, 1996, the Company employed 1,631 individuals, of whom 1,188 were drivers. Management considers its relationship with employees to be good. None of the Company's employees are represented by a collective bargaining unit.





Competition and Availability of Drivers


	The trucking industry is characterized by intense competition, resulting from the presence of many carriers in the market, low barriers to entry, and the commodity nature of the services provided by many carriers. The Company competes with other irregular route, long-haul carriers and, to a lesser extent, with medium-haul carriers, railroads, less-than-truckload carriers, freight brokers and proprietary transportation systems. The Federal Aviation Administration Authorization Act of 1994 (the FAA Act) preempted, effective January 1, 1995, certain state and local laws regulating the prices, routes, or services of motor carriers, thereby deregulating intra-state transport, and increasing competitive conditions.


	At December 31, 1996, the Company employed 1,188 drivers. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, personal evaluations, a physical examination and mandatory drug testing. All drivers attend orientation programs and ongoing driver efficiency and safety programs.


	The truckload industry continues to experience shortages of qualified drivers. In 1996, some driver shortages were experienced by the Company as a consequence of intense industry competition for qualified drivers. Prolonged difficulty in attracting or retaining qualified drivers could have a material adverse effect on the Company's operations and limit its growth. Management believes the Company's ability to avoid severe driver shortages results from specific measures it takes to attract and retain highly qualified drivers.


	The Company tracks each driver's location on its computer systems, allowing him or her to return home on an average of once every two to three weeks. The Company also purchases or leases premium quality tractors and equips them with optional comfort and safety features, such as air ride suspension and seats, stereo systems, air conditioners, and oversized sleeper cabs. Drivers are compensated on the basis of miles driven and number of stops or deliveries made, plus bonuses relating to performance, fuel efficiency and compliance with the Company's safety policies. In 1996, the Company increased driver compensation in order to enhance its ability to retain and attract sufficient qualified drivers. Drivers also are eligible to participate in the Company's 401(k) profit sharing plan and health insurance plans. None of the Company's drivers is represented by a collective bargaining unit.



Regulation


	Each of the motor carrier subsidiaries is regulated by various federal and state agencies. Effective January 1, 1996, the ICC
Termination Act of 1995 (the Act) abolished the Interstate
Commerce Commission (ICC) and established within the Department of Transportation (DOT) the Surface Transportation Board. The
Surface Transportation Board performs a number of functions previously performed by the ICC. The Act eliminates most tariff filings and rate regulation, but retains most other regulations issued by the ICC, until modified or terminated by the Surface
Transportation Board.



	Each of the motor carrier subsidiaries is subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. All of the Company's drivers are required to obtain national commercial driver's licenses pursuant to the regulations promulgated by the DOT. Also, DOT regulations impose mandatory drug and alcohol testing of drivers. Each of the motor carrier subsidiaries had a satisfactory safety rating with the DOT at December 31, 1996.


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




Risk Management and Insurance


	The Company's risk management programs provide protection of its assets and interests through a combination of insurance and self-insurance. The Company maintains both primary and excess auto liability insurance with deductible amounts of $ 100,000 to $ 250,000, and with limits in amounts management believes to be adequate.



	Workers' compensation and employer's liability risks are partially mitigated by a combination of large-deductible primary and excess insurance policies, a state approved self-insurance program, monopolistic state workers compensation funds, and a self-insured ERISA accident indemnity plan. Coverage is for statutory limits, with deductibles generally for the first $ 250,000 of exposure.


	The Company also maintains insurance with varying deductibles for cargo, property, physical damage and other exposures.



Fuel


	As part of the Company's ongoing program to reduce fuel costs, drivers are required to refuel at one of the Company's bulk fuel storage facilities whenever possible. More frequently, when impractical to fuel at a Company location, drivers purchase fuel with a Company credit card at pre-authorized truckstops and fueling locations.


	Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on the trucking industry, including the Company. In the past, sharp increases in fuel prices have been partially recovered from customers through increased rates or surcharges. However, there can be no assurance that the Company will be able to recover increased fuel costs and fuel taxes through increased rates in the future. The Company does not presently hedge its future fuel purchase requirements.



	The Company's fuel storage facilities are subject to the environmental regulatory requirements of the U.S. Environmental Protection Agency which imposes standards and requirements for regulation of underground storage tanks of petroleum and certain other substances, and by state law. Management believes that the Company is in compliance with such requirements in all material respects, and believes that future compliance-related expenditures, in the aggregate, will not be material to the Company's financial or competitive position.


Disclosure Regarding Forward Looking Statements



	The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 3, and 7 of this report include information that is forward looking, such as the Company's reliance on commissioned agents and owner-operators, its exposure to increased fuel prices, its anticipated liquidity and capital requirements and the expected impact of legal proceedings. The matters referred to in these forward looking statements could be affected by the risks and uncertainties involved in the Company's business and in the trucking industry.
 These risks and uncertainties include, but are not limited to, the effect of general economic and market conditions, the availability and cost of qualified drivers, the availability and price of diesel fuel, the impact and cost of government regulations and taxes on the operations of the business, as well as certain other risks described in this report. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this report.



Item 2.  Properties.


	The Company leases space for its headquarters operation, which consists of approximately 4,000 square feet of office space.
The lease provides for rent at approximately $ 5,000 per month and is presently for a one year period expiring in August, 1997, with an option for an additional one year period thereafter.

	The following table provides information concerning other significant properties owned or leased by the operating subsidiaries.



											Owned	Operating	                      Type of		 or
           	Approximate

Location		Subsidiary	   Facility	Leased	Acreage



Albuquerque, NM	   RRT		  Company Headquarters,	           Owned      15
			                       Terminal, Maintenance
			                       Facility and Bulk Fueling
			                       Station


Albuquerque, NM	   RRT		Terminal and Office Facility	      Owned       6
                    			 (Under lease to others)



Snowflake, AZ	     RRT		Terminal & Bulk Fueling	          Leased       1
                     			Station


Vinton, TX	        RRT		Terminal, Maintenance	            Leased       4
                     			Facility and Bulk Fueling
			                     Station


Fontana, CA	 RRT / RDS	 Terminal and Bulk Fueling	        Leased       4
                     			Station


Indianapolis, IN.	 RDS		Company Headquarters	             Leased       1
                     			and Terminal


El Paso, TX	       RDS		Terminal and Maintenance	         Owned        4
                     			Facility


Rockport, IN.	     EMT	 Company Headquarters,	            Owned       13
                     			Terminal, Maintenance
                     			Facility and Bulk Fueling
			                     Station


Columbus, OH	      ADS		Company Headquarters	            Leased        2


Amlin, OH	         ADS		Maintenance Facility 	           Leased        2


Schaumburg, IL	    INL		Company Headquarters	            Leased        -



	All properties owned by the Company and the operating subsidiaries are subject to liens in favor of the Company's primary lender or independent mortgage lenders. See Note 2 of Notes to Consolidated Financial Statements.



Item 3.  Legal Proceedings.


	There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, other than routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The Company maintains auto liability insurance for such risks with deductible amounts customary in the industry, and with limits in amounts management believes to be adequate. Management is not aware of any claims or threatened claims that are likely to materially affect the Company's operating results or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.


	No matters were submitted to a vote of security holders of the Company during the three months ended December 31, 1996.



Executive Officers of the Registrant.



	Pursuant to federal Instruction G(3) of Form 10-K and
Instruction 3 to Item 401(b) of Regulation S-K, the following information is included in lieu of being included in the Proxy
Statement for its Annual Meeting of Stockholders:


	Certain information concerning the executive officers of the Company as of December 31, 1996 is set forth below.


	Name  and  Position		Age


	John P. Delavan		  44		President and Chief Executive Officer


	Jonathan G. Usher		42		Vice President-Finance , Chief Financial
                       	Officer, Secretary and Treasurer


	Officers of the Company serve at the discretion of the Board of Directors.


	John P. Delavan has been President and Chief Executive Officer since June, 1996, and a Director since September, 1996. From
1991 to June, 1996, Mr. Delavan was President of Landstar-Inway,
Inc., a truckload carrier affiliated with Landstar System, Inc.



	Jonathan G. Usher has been Vice President - Finance and Chief Financial Officer of the Company since June 1989. Previously,
Mr. Usher was a manager in the audit division of Arthur Andersen
LLP in the Indianapolis, Indiana office.



PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.



	The Common Stock is traded on The NASDAQ Small-Cap Market
(NASDAQ) under the symbol INET. The following table sets forth the high and low sales prices as reported by NASDAQ.





1995                       	    	HIGH         LOW

First Quarter         	          6.000	      3.562
Second Quarter	                  4.375	      3.000
Third Quarter	                   4.125	      3.250
Fourth Quarter	                  3.250	      1.625


1996

First Quarter	                   2.625      	1.875
Second Quarter	                  2.625	      1.625
Third Quarter	                   2.625	      1.625
Fourth Quarter	                  2.475	      2.000



1997

First Quarter                   2.3125       1.875
 (through February 28)


	On March 1, 1997 there were 243 holders of record of Common
Stock.



	The Company has never paid a cash dividend on its Common Stock. The Company's bank agreement contains covenants which restrict the Company's ability to pay cash dividends. See Note 2 of Notes to Consolidated Financial Statements. The Company does not anticipate paying cash dividends on Common Stock in the foreseeable future.


	During the three months ended December 31, 1996, the Company did not offer or sell any equity securities in a transaction that was exempt from the requirements of the Securities Act of 1933, as amended.



Item 6.   Selected Financial Data.

                                                                         Year Ended December 31,

                                                1996         1995         1994           1993         1992
(In Thousands, Except Per Share Amount)
STATEMENT OF OPERATIONS DATA

 Operating revenues                          $  224,613   $  214,973   $  214,838   $  191,390   $  174,801


 Operating expenses:
 Purchased transportation
    and equipment rents                          87,834       80,997       79,946       73,071       73,741
 Salaries, wages and benefits                    60,017       58,733       53,281       44,245       37,486
 Fuel and other operating expenses               49,251       46,610       44,777       41,196       36,177
 Operating taxes and licenses                    10,670       10,093        9,846        7,196        4,459
 Insurance and claims                             8,812        6,986        7,680        8,622        8,010
 Depreciation                                     5,096        4,651        4,826        5,386        5,478
 Other operating expenses                         3,591        3,842        4,077        4,941        4,728
     Total operating expenses                   225,271      211,912      204,433      184,657      170,079

     Operating income (loss)                       (658)       3,061       10,405        6,733        4,722

 Interest expense                                (2,397)      (2,886)      (3,557)      (3,949)      (4,622)
 Other income (expense), net                       (420)         (82)        (357)        (352)        (344)
     Earnings (loss) before income taxes
         and extraordinary items                 (3,475)          93        6,491        2,432         (244)
 Income taxes                                        -          (305)      (1,326)        (922)          -
     Earnings (loss) before
         extraordinary items                     (3,475)        (212)       5,165        1,510         (244)
 Extraordinary gain, net                             -            -            -         1,188           -
     Net earnings (loss)                     $   (3,475)  $     (212)  $    5,165   $    2,698   $     (244)

 Primary
     Before extraordinary items              $    (0.26)  $    (0.02)  $     0.52   $     0.16   $    (0.05)
     Extraordinary items, net                $       -    $       -    $       -    $     0.12   $       -
     Net earnings (loss)                     $    (0.26)  $    (0.02)  $     0.52   $     0.28   $    (0.05)


 Fully Diluted
     Before extraordinary items              $    (0.26)  $    (0.02)  $     0.40   $     0.14   $    (0.05)
     Extraordinary items, net                $       -    $       -    $       -    $     0.09   $       -
     Net earnings (loss)                     $    (0.26)  $    (0.02)  $     0.40   $     0.23   $    (0.05)


BALANCE SHEET DATA
 Current assets                              $   30,348   $   26,716   $   29,320   $   27,206   $   24,099
 Current liabilities                             30,216       27,339       28,329       24,170       29,014
 Total assets                                    77,168       67,638       69,058       64,636       67,702
 Long-term debt                                  24,210       14,981       22,291       26,223       33,258
 Shareholders' equity                            19,892       23,018       16,438       11,243        2,430


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations

	Introduction

	The Company reported a net loss in 1996 of $ 3.5 million on revenues of $ 224.6 million, as compared to a net loss of $ 0.2 million on revenues of $ 215.0 million in 1995, and net earnings of $ 5.2 million on revenues of 214.8 million in 1994.



	As discussed more fully below, the Company's performance throughout 1996 reflects the soft market trends which began in late 1995 and continued throughout 1996. Over-capacity in the truckload industry, inclement weather conditions and higher fuel costs combined to produce lower freight rates, reduced equipment utilization, and significantly higher operating costs early in the year. Business strengthened later in the year as a stronger U.S. economy and a resumption of construction activity increased demand for transportation services. However, substantially higher fuel prices, continued competitive pressures on freight rates, certain third quarter charges, and other increased costs continued to negatively impact the Company's profit margins. While the effects of the higher fuel prices were blunted, to a degree, through the implementation of fuel surcharges, competitive conditions limited the surcharges to only a portion of the Company's revenues. Management estimates that the higher fuel costs alone, net of surcharge revenue retained by the Company, reduced margins by approximately $ 0.6 million in the three months, and approximately $ 2.2 million in the full year ended December 31, 1996, when compared to fuel prices paid in the comparable periods of 1995.



	Management has taken a number of actions in response to these competitive conditions including implementing fuel surcharges, raising rates where competitively feasible, reducing staffing levels, cutting other fixed costs and increasing marketing efforts. These actions are all beginning to take effect, and management is cautiously optimistic that these and other actions will return the Company to profitability. However, factors outside of the Company's control, including continued high fuel prices and actions of competitors, may continue to adversely affect the Company in 1997.



	A discussion of the impact of the above and other factors on the results of operations in 1996 as compared to 1995, and 1995 as compared to 1994 follows.





1996 Compared to 1995

      %
Key Operating Statistics              1996       1995     Change


Operating Revenues ($ millions)		    $224.6    $215.0       4.5%
Net Earnings (Loss)		               	$ (3.5)     (0.2)        NM
Average Tractors                    	 2,080     2,063        .8%
Total Loads (000's)		                	259.3     246.9       5.0%
Revenue Miles (millions)			           162.8     155.3        4.8%
Avg. Revenue per Revenue Mile        $1.298   $ 1.307       (0.7%)


	Operating Revenues. Operating revenues increased by $ 9.6 million, or 4.5% in 1996 to $ 224.6 million from $ 215.0 million in 1995. The majority of this increase occurred in the owner-operator fleet where revenues increased by $ 6.9 million or 9.6%. Brokered revenues also increased nearly 10% in 1996 over 1995, while Company fleet revenues increased 1.2%.


	The 4.8% increase in revenue miles (volume) in 1995 is primarily attributable to an increase in the average number of owner-operator trucks (up 6.4%).


	The 0.7% decrease in average revenue per revenue mile (price) is a result of significantly sharper competitive conditions which drove prices down in early 1996. While pricing recovered somewhat later in the year, some of the increased prices resulted from fuel surcharges intended to recover steeply higher fuel costs. Without fuel surcharges, the average revenue per revenue mile would have declined by 1.2 % in 1996 over 1995.


	Operating Expenses. The following table sets forth the percentage relationship of operating expenses to operating revenues for the years ended December 31, 1996 and 1995.





                                     1996               1995
Operating Revenues 		               100.0%            100.0%



Operating Expenses:

	Purchased transportation and
	   equipment rents		                39.1              37.8
	Salaries, wages and benefits		      26.7              27.3
	Fuel and other operating expenses  	21.9              21.6
	Operating taxes and licenses		       4.8               4.7
	Insurance and claims		               3.9               3.2
	Depreciation	                     	  2.3               2.1
	Other operating expenses	 	          1.6               1.8

	Total Operating Expenses		         100.3%             98.5%



  In 1996, the mix of company-operated versus owner-operator equipment began to shift back towards owner-operator equipment, although the Company was still primarily dependent on company-operated tractors. Approximately 59% of the Company's revenue was generated with company-operated equipment in 1996, as compared to approximately 61% in 1995.



	The relatively higher use of owner-operator equipment in 1996 resulted in decreases in salaries, wages and benefits, and fixed costs related to ownership or lease of revenue equipment, and increases in owner-operator purchased transportation as a percentage of revenue. Offsetting this trend towards higher owner-operator based costs, and lower company-operated equipment costs, however, was steeply higher fuel costs incurred to operate company equipment in 1996. Management estimates that the approximately 13 cent per gallon higher fuel price in 1996 resulted in increased fuel costs of approximately $ 3.0 million over those incurred in 1995.


	Operating taxes and licenses were relatively unchanged in 1996 when compared to 1995.

	The Company's insurance expense increased to 3.9% of revenue in 1996 from 3.2% of revenue in 1995. This increase results primarily from increased provisions for accident claims.
Approximately one third of the Company's insurance expense in 1996 represented premium payments. The remaining two thirds of the expense is comprised of estimates for claim and deductible obligations resulting from accidents and claims.



	Depreciation expense increased in 1996 as compared to 1995 as the Company replaced older, fully depreciated trailers with new, modern replacement units.



	Other operating expenses decreased to 1.6% of revenue in 1996 from 1.8% in 1995 primarily as a result of reduced accounts receivable service fees, coupled with reduced legal and professional fees. The Company ceased selling certain accounts receivable to a collection clearing house effective June 30, 1996.



	Interest Expense. Interest expense decreased by approximately $0.5 million in 1996 as compared to 1995, due to lower interest and fees on the Company's bank credit facility. The credit facility was amended on January 15, 1996, lowering the interest rate from 1 1/4 % over prime to 1/2 % over prime, and reducing credit facility fees. In addition, the prime rate was lower in 1996, on average, than in 1995. Average borrowings outstanding were flat.



	Following is a summary of interest expense for the years ended December 31, (in millions):




                                         1996                   1995
Interest on Debentures 	 	             $    -                $   0.1

Interest and fees on notes
  payable to banks	                      	0.9                    1.3

Interest on capital leases and
  other indebtedness	                    	1.5                    1.5

                               	      	$  2.4                 $  2.9



	Provision For Income Taxes. No provision for income taxes was provided in 1996 as a result of the operating losses incurred. A
$ 1.0 million increase in net deferred tax assets was offset by a $ 1.0 million increase in valuation allowances. A provision for income taxes of approximately $ 0.3 million, or approximately 328 % of pre-tax earnings, was provided in 1995.
The higher than statutory effective tax rate results from the effect of certain non-deductible expenses.



1995 Compared to 1994

      %

Key Operating Statistics                  1995       1994       Change
Operating Revenues ($millions)          $215.0	    $214.8          - %
Net Earnings			                           (0.2)       5.2          NM
Average Tractors                         2,063      1,840        12.1%
Total Loads (000's)			                   246.9      233.1         5.9%
Revenue Miles (millions)			              155.3      155.3          - %
Average Revenue per Revenue Mile        $1.307    $ 1.322        (1.0%)


	Operating Revenues. Operating revenues were essentially unchanged in 1995 at $ 215.0 million versus $ 214.8 million in 1994. While total revenues remained unchanged, revenues generated with company-operated equipment increased $ 2.9 million or 2.3 %, and brokered revenues increased $ 2.5 million or 25.7 %. At the same time, owner operator revenues declined by $ 5.3 million, or 6.8 %. The decrease in owner operator revenues in 1995 over 1994 is primarily attributable to the sharply reduced owner-operator revenues at C. I. Whitten Transfer Company (CIW), the Company's munitions motor carrier subsidiary sold in August, 1995.


	The 5.9% increase in total loads (volume) in 1995 is primarily attributable to an increase in the average number of company-operated tractors (up 11.4%), coupled with an increase in brokered traffic, offset by reduced loads hauled by owner-operators. The 1.0% decrease in revenue per revenue mile
(price) is a result of reduced traffic opportunities in 1995 due to the less robust U.S. economy, which required the Company to move more equipment with lower priced spot market loads. In addition, the lower revenue contribution by CIW in 1995 over 1994 reduced the average Company-wide rate per revenue mile.



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



	The relatively higher use of company-operated equipment resulted in increases in salaries, wages and benefits, fuel and other operating expenses and fixed costs related to ownership or lease of the equipment, and decreases in owner-operator purchased transportation as a percentage of revenue. In addition, the Company has raised the pay rates for its drivers in order to continue to be able to attract sufficient qualified drivers. Lastly, in February 1995, the Company commenced treating all driver pay as taxable compensation, and eliminated driver road expense payments. This increased taxable driver compensation, resulted in higher payroll-related taxes and insurance.



	The Company's insurance expense decreased to 3.2% of revenue in 1995 from 3.6% of revenue in 1994. This decrease results primarily from reduced liability insurance premium rates due to improved accident control over the past several years, and to higher deductible retentions by the Company. Approximately two-thirds of the Company's insurance expense in 1995 represented premium payments. The remaining one-third of the expense is comprised of estimates for claim and deductible obligations as a result of accidents and claims.



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



Liquidity and Capital Resources



	The Company generated $ 0.2 million of cash and cash equivalents in the year ended December 31, 1996, as compared to a use of cash of $ 2.6 million in 1995. As reflected in the accompanying Consolidated Statements of Cash Flows, in 1996, $
1.7 million of cash was generated from operating activities, and $ 3.8 million, net, was generated from investing activities through sale of equipment. Approximately $ 5.3 million, net, of this cash was used in financing activities for principal payments on long-term debt. In March 1996, the Company began to reduce the sale of certain customer accounts receivable to a collection clearing house, a process which was completed on June 30, 1996. This resulted in an increased use of cash from operating activities to finance approximately $ 4.0 million, net, of accounts receivable which would otherwise have been sold to the clearing house.



	The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility consists of a $ 5 million term loan with a final maturity of December 31, 1999, and a revolving line of credit, with a maximum limit of $
28 million, which expires January 15, 1999. Quarterly principal payments of $ 312,500 on the term loan commenced on April 1, 1996. The line of credit includes provisions for the issuance of up to $ 12 million in stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility
(the Borrowing Base). Borrowings under the revolving line of credit totaled $ 2.2 million at December 31, 1996, and outstanding letters of credit totaled $ 6.0 million at that date. The combination of these two bank credits totaled $ 8.2 million and, given the then existing Borrowing Base, left approximately $10.7 million of borrowing capacity under the revolving line of credit at December 31, 1996. The comparable borrowing capacity under the revolving line of credit as of March 1, 1997 was $ 7.1 million. The decrease in borrowing capacity from December to March results primarily from the financing of annual license plates and permits for the company-operated fleet. The Company's borrowing capacity typically is lowest in the first half of the year, and increases throughout the second half of the year.



	During the last quarter of 1996, management became aware that the losses that would be reported for 1996 would cause the Company to not be in compliance with the net worth and certain other financial covenant tests contained in the loan agreements for December 31, 1996 and later periods. Management requested that the bank waive non-compliance with these provisions, and establish new net worth and other financial covenant tests.
Subsequent to year end, the Company and the bank executed an amendment to the loan agreements which waives non-compliance with such tests and establishes new tests which management believes the Company will be able to meet for the remaining term of the credit facility.



	The Company currently believes that cash generated from operating, financing and investing activities and cash available to it under the bank credit facility will be sufficient to meet the Company's needs during 1997.



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





Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements



                                                    Page

Consolidated Balance Sheets
        15	Consolidated Statements of Operations
              16

Consolidated Statements of Shareholders' Equity              17

Consolidated Statements of Cash Flows
 18

Notes to Consolidated  Financial Statements
19

Report of Independent Public Accountants
 23





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





Schedule Number               Description
Page

          II                Valuation and Qualifying Accounts
               24



	The report of the Registrant's independent public accountants with respect to the above-listed financial statements and financial statement schedules appears on page 23 of this Report.



	All other financial statement schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.



	(3)	Exhibits - See Index to Exhibits on page 14 of this Report.



		THE COMPANY WILL FURNISH ANY EXHIBIT UPON REQUEST AND UPON PAYMENT OF THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH
EXHIBIT.



(b)		Reports on Form 8-K



	No reports on Form 8-K were filed during the last quarter of 1996.

	SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



	INTRENET,  INC.



	By:    /s/  John P. Delavan


	John P. Delavan

	President and Chief Executive Officer



Date:          March 18, 1997



	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



	Signature	Title	Date



 /s/  John P. Delavan                   	President, Chief
Executive	March 18, 1997

John P. Delavan 		Officer and Director

		(Principal Executive Officer)





 /s/  Jonathan G. Usher                  Senior Vice
President,	March 18, 1997

Jonathan G. Usher		Treasurer and Secretary

		(Principal Financial and

		Accounting Officer)





/s/  Edwin H. Morgens                   Chairman of the Board
and Director	March 18, 1997

Edwin H. Morgens





/s/  Eric C. Jackson                        Director	March 18,
1997

Eric C. Jackson





/s/  Fernando Montero                    Director	March 18,
1997	Fernando Montero





/s/  Thomas J. Noonan, Jr.              Director	March 18, 1997

Thomas J. Noonan, Jr.





/s/ Philip Scaturro                          Director	March 18,
1997

Philip Scaturro





	INDEX TO EXHIBITS



						Page Number or Incorporation

	Exhibit					by Reference to an Exhibit

	Number		Description		              Filed as Part of


	3.1	Restated Articles of the Registrant	Registration Statement
on Form8-A/A

			filed on August 11, 1995, as Exhibit 2 (a)



	3.2	Restated Bylaws of the Registrant	Registration Statement on
Form 8-A/A

			filed on August 11, 1995, as Exhibit 2 (b)



	10.1	Fourth Amended and Restated Loan	Annual Report on Form
10-K for the

		Agreement dated as of January 15, 1996	year ended December 31,
1995 as

		by and among the Registrant, certain	Exhibit 10.1

		subsidiaries and The Huntington

		National Bank



	10.11	First Amendment to Fourth Amended and	Quarterly Report on
Form10-Q for the

		Restated Loan Agreement dated as of 	quarter ended June 30,
1996 as

		March 31, 1996.	Exhibit 10.1



	10.12	Second Amendment to Fourth Amended and
    ___

		Restated Loan Agreement dated as of

		March 7, 1997.





	10.2	1992 Non-Qualified Stock Option Plan	Annual Report on Form
10-K for the

			year ended December 31, 1992 as

			Exhibit 10.2



	10.3	Stock Option Agreement dated as of	Quarterly Report on
Form 10-Q for the

		June 4, 1996 between the Company 	quarter ended June 30, 1996
as

		and John P. Delavan	Exhibit 10.3



	10.31	Stock Option Agreement dated as of
___

		November 4, 1996 between the Company

		and John P. Delavan





	10.4	Employment Agreement dated as of	Quarterly Report on Form
10-Q for the

		June 4, 1996 between the Company 	quarter ended June 30, 1996
as

		and John P. Delavan	Exhibit 10.2



	10.6	Employment Agreement dated as of	Annual Report on Form
10-K for the

		March 1, 1994 between the Company	year ended December 31, 1993
as

		and Jonathan G. Usher	Exhibit 10.6



	10.61	Amendment to Employment Agreement	Annual Report on Form
10-K for the			between the Company and Jonathan G.	year ended
December 31, 1995 as

		Usher dated December 8, 1995	Exhibit 10.61



	10.9	1993 Stock Option and Incentive Plan		Registration
Statement on Form S-8

					(Registration No. 33-69882)  filed

					September 29, 1993, as exhibit 4E.



	11	Computation of Per Share Earnings 			 25





	21	List of Subsidiaries of the Registrant			___





	23	Consent of Independent Public Accountants			___





	27	Financial Data Schedule				___








INTRENET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Years Ended December 31, 1996 and 1995
(In Thousands of Dollars)




      Assets                                                                       1996             1995
Current assets:
    Cash and cash equivalents                                                $        410     $        171
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $770 in 1996
        and $572 in 1995                                                           25,334           20,972
    Prepaid expenses and other                                                      4,604            5,573
    Total current assets                                                           30,348           26,716

Property and equipment, at cost, less accumulated
        depreciation of $ 13,861 in 1996 and $ 12,923 in 1995                      35,882           29,577
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization
        of $4,558 in 1996 and $4,138 in 1995                                        7,611            8,031
Deferred income taxes, net                                                          2,723            2,723
Other assets                                                                          604              591
      Total assets                                                           $     77,168     $     67,638


Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                               $      6,510     $      6,134
    Accounts payable and cash overdrafts                                            8,190            7,744
    Current accrued claim liabilities                                               8,400            7,031
    Other accrued expenses                                                          7,116            6,430
      Total current liabilities                                                    30,216           27,339

Long-term debt and capital lease obligations                                       24,210           14,981
Long-term accrued claim liabilities                                                 2,850            2,300
      Total liabilities                                                            57,276           44,620

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,412,138 and 13,197,728 shares
        issued and outstanding at December 31, respectively                        16,594           16,245
    Retained earnings since January 1, 1991                                         3,298            6,773
      Total shareholders' equity                                                   19,892           23,018
      Total liabilities and shareholders' equity                             $     77,168     $     67,638






The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 1996, 1995 and 1994
(In Thousands of Dollars, Except Per Share Data)




                                                            1996            1995             1994
Operating revenues                                     $   224,613     $   214,973     $    214,838

Operating expenses:
  Purchased transportation
     and equipment rents                                    87,834          80,997           79,946
  Salaries, wages, and benefits                             60,017          58,733           53,281
  Fuel and other operating expenses                         49,251          46,610           44,777
  Operating taxes and licenses                              10,670          10,093            9,846
  Insurance and claims                                       8,812           6,986            7,680
  Depreciation                                               5,096           4,651            4,826
  Other operating expenses                                   3,591           3,842            4,077
                                                           225,271         211,912          204,433

    Operating Income                                          (658)          3,061           10,405


Interest expense                                            (2,397)         (2,886)          (3,557)
Other expense, net                                            (420)            (82)            (357)


      Earnings (loss) before income taxes                   (3,475)             93            6,491


Provision for income taxes                                       -            (305)          (1,326)

      Net earnings (loss)                              $    (3,475)    $      (212)    $      5,165



Earnings (loss) per common and common
    equivalent share -

      Primary                                          $     (0.26)    $     (0.02)    $       0.52


      Fully diluted                                    $     (0.26)    $     (0.02)    $       0.40



The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1996, 1995 and 1994
(In Thousands of Dollars)



                                                                                Retained         Shareholde
                                                       Common Stock             Earnings         Equity
                                                  Shares        Dollars
Balance, December 31, 1993                        9,067,164       $9,423           $1,820          $11,243

Exercise of stock options                            20,000           30                      -         30

Net earnings for 1994                                                  -            5,165            5,165
Balance, December 31, 1994                        9,087,164        9,453            6,985           16,438

Exercise of stock options, including
    tax benefit                                     474,212          802                -              802

Conversion of 7% Convertible
    Subordinate Debentures                        3,636,352        5,990                -            5,990

Net loss for 1995                                                      -            (212)            (212)

Balance, December 31, 1995                       13,197,728       16,245            6,773           23,018

Exercise of stock options                           229,610          349                -              349

Cancellation of shares                              (15,200)           -                -

Net loss for 1996                                                      -          (3,475)          (3,475)

Balance, December 31, 1996                       13,412,138      $16,594           $3,298          $19,892




The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994
(In Thousands of Dollars)


                                                             1996            1995             1994
Cash flows from operating activities:

  Net earnings (loss)                                  $    (3,475)    $      (212)    $      5,165
  Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
       Deferred income taxes                                     -             305            1,128
       Depreciation and amortization                         5,516           5,071            5,246
       Provision for doubtful accounts                         478              85               93
    Changes in assets and liabilities, net:
       Receivables                                          (4,841)           (880)          (2,105)
       Prepaid expenses                                        783             422              215
       Accounts payable and accrued expenses                 3,225           1,392            1,774
       Other                                                     -             (40)              20

  Net cash provided by operating activities                  1,686           6,143           11,536


Cash flows from financing activities:
  Net borrowings (repayments) in line of credit, net         1,293          (2,000)          (2,949)
  Issuance of long-term debt                                     -           2,299              358
  Principal payments on long-term debt                      (6,923)         (5,666)          (8,719)
  Proceeds from exercise of stock options                      349             304               30

  Net cash (used in) financing activities                   (5,281)         (5,063)         (11,280)


Cash flows from investing activities:
  Additions to property and equipment                       (1,444)         (6,713)          (3,244)
  Disposals of property and equipment                        5,278             157            3,366
  Sale of assets of C.I. Whitten                                 -           2,913

  Net cash provided by (used in) investing activities        3,834          (3,643)             122


Net increase (decrease) in cash and cash equivalents           239          (2,563)             378

Cash and cash equivalents:
  Beginning of period                                          171           2,734            2,356
  End of period                                        $       410     $       171     $      2,734




The accompanying notes are an integral part of these consolidated financial statements.


(1) Summary of Significant Accounting Policies


	Principles of Consolidation


	The accompanying consolidated financial statements include the accounts of Intrenet, Inc., and all of its subsidiaries (the
Company). Truckload carrier subsidiaries at December 31, 1995 were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation
Corporation (EMT), Advanced Distribution System, Inc. (ADS), and
Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's intermodal broker and logistics manager INET
Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized regional truckload carrier, brokerage and logistics management services throughout North America.



	Accounting Estimates



	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses for the reporting period(s). Actual results can differ from these estimates. The effects of changes in accounting estimates are accounted for in the period in which the estimate changes.



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



Buildings and Improvements.......................            10 - 40  years

Revenue Equipment....................................         3 -  8  years

Other Property..............................................  3 -  7  years




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



	Debt Issuance Costs and Bank Fees



	Debt issuance costs and bank fees are amortized over the period of the related debt agreement.



	Accrued Claim Liabilities



	The Company maintains insurance coverage for liability, cargo and workers compensation risks, among others, which have deductible obligations ranging to $ 250,000 per occurrence.
Provision is made in the Company's financial statements for the estimated deductible obligations at the time the incidents occur, and for claims incurred but not reported. Claim deductible obligations which remain unpaid at the balance sheet date are reflected in the financial statement caption "Accrued
Claim Liabilities" in the accompanying consolidated financial statements. Current Accrued Claim Liabilities are claims estimated to be paid in the twelve month period subsequent to the balance sheet date, while Long-Term Accrued Claim
Liabilities are claims estimated to be paid thereafter.



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



	Earnings (Loss) Per Share



	Earnings (loss) per common and common equivalent share have been computed using the weighted average common shares outstanding during the periods (13.4 million in 1996, 13.2 million in 1995, and 9.1 million in 1994). No effect has been included for options or warrants outstanding, if the effect would be antidilutive. Fully diluted earnings per share for 1994 have been computed under the assumption that the Company's
7% Convertible Subordinated Debentures (Debentures) were converted into common stock on the date of their issuance, using the if-converted method.



	Credit Risk



	Financial investments that subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to customer receivables are limited due to the Company's diverse customer base, with no one customer, industry, or geographic region comprising a large percentage of customer receivables or revenues.



	Fair Values of Financial Instruments



	Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair values.
 The differences between the carrying accounts and the estimated fair values of the Company's other financial instruments at December 31, 1996 and 1995 were not material.



	Statements of Cash Flows



	Cash equivalents consist of highly liquid investments such as certificates of deposit or money market funds with original maturities of three months or less.



	Cash payments for interest were $ 2.4 million, $2.8 million, and $3.5 million 1996, 1995, and 1994, respectively. Cash payments for Federal alternative minimum income taxes were $ 0.1 million in 1995 and $ 0.2 million in 1994. No Federal tax payments were made in 1996.



	Capital lease obligations of $ 15.2 million, $ 3.6 million, and $8.0 million were incurred in 1996, 1995, and 1994, respectively, primarily for revenue equipment. In 1995, the Company converted $ 5.9 million of Debentures into common stock.



	Accounting for Stock Options



	The Company currently accounts for its employee stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when issued options are granted at fair market value. During 1995, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 123, Accounting for
Stock-Based Compensation (SFAS 123), which considers the stock options as compensation expense to the Company, based on their fair value at the date of grant. Under this new standard, the Company has the option of accounting for employee stock option plans as it currently does, or under the new method. The
Company intends to continue to use the APB 25 method, but has adopted the disclosure requirements of SFAS 123.


(2)  Bank Credit Facility



	The Company has a $ 33 million credit facility with a bank that consists of a revolving line of credit, with a maximum limit of $ 28.0 million, which expires January 15, 1999, and a $5.0 million term loan with a final maturity of December 31, 1999.
The revolving line of credit includes provisions for the issuance of up to $12.0 million in standby letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to eligible accounts receivable and inventories, as defined in the agreement (the
Borrowing Base). Borrowings under the revolving line of credit totaled $ 2.2 million at December 31, 1996, and outstanding letters of credit totaled $ 6.0 million at that date. The combination of these two bank credits totaled $ 8.2 million and, given the then existing Borrowing Base, left approximately $10.7 million of borrowing capacity under the revolving line of credit at December 31, 1996.



	Interest on the outstanding principal balance of loans under the credit facility is payable at a variable rate of 1/2% over the bank's prime rate, or 8.75% at December 31, 1996. Quarterly principal payments of $ 312,500 on the $5.0 million term loan commenced April 1996. The bank agreement requires the Company to meet certain minimum net worth, debt to net worth and current ratio requirements, prohibits the payment of dividends, and limits capital expenditures to specific amounts which management believes to be currently adequate. Obligations under the bank agreement are secured by liens on or security interests in all of the otherwise unencumbered assets of the Company and its subsidiaries.



	During the last quarter of 1996, management became aware that the losses that would be reported for 1996 would cause the Company to not be in compliance with the net worth and certain other financial covenant tests contained in the loan agreements for December 31, 1996 and later periods. Management requested that the bank waive non-compliance with these provisions, and establish new net worth and other financial covenant tests.
Subsequent to year end, the Company and the bank executed an amendment to the loan agreements which waives non-compliance with such tests and establishes new tests which management believes the Company will be able to meet for the remaining term of the credit facility.



	In connection with the credit facility, in 1993 the Company issued to the bank warrants to purchase 300,000 shares of common stock at a price of $1.65 per share. The warrants are exercisable at any time prior to December 31, 1998.

(3)  Leases and Other Long-Term Obligations



	The Company finances a majority of its revenue equipment under various capital and non-cancelable operating leases, and with collateralized equipment borrowings.



	Long-term debt at December 31, 1996 and 1995 was:


                                          			       1996              1995
Bank term loan, interest at 1/2 %
	over bank prime rate	                          	$ 4,062           $ 5,000


Bank revolving line of credit, interest
    at 1/2 % over bank prime rate		                2,230                 -


Real estate mortgage obligation,
	variable interest rate at 2.45 %
	over commercial paper, currently
 7.81 %, option to fix interest rate
	at 2.50 % over ten year Treasury
	rate, maturing in 2007		                          2,181             2,310



Obligations collateralized by
	equipment, maturing through
	2000, interest rates ranging
	from 7.33 % to 10.80 %		                          1,647             3,216



Capital lease obligations
	collateralized by equipment,
	maturing through 2003,
	interest rates ranging
	from 7.20 % to 11.55 %		                         20,600            10,589


	Total		                                          30,720            21,115
	Less current maturities	                     	   (6,510)           (6,134)

	Long-term debt	                              	$  24,210           $14,981



	Scheduled maturities of long-term debt, excluding capital lease obligations, in the coming five years are $ 2,512; 1,873; 3,987;
183; and 185 in 1997, 1998, 1999, 2000 and 2001.


	Future minimum lease payments under capital and non-cancelable operating lease agreements at December 31, 1996 were as follows:



            	                		  Capital    Operating
                             			  Leases       Leases

	1997		                       $    5,586    $ 14,911
	1998		                            4,916      11,578
	1999		                            5,092       6,982
	2000		                            2,720       3,986
	2001		                            1,278          82
	Thereafter		                      6,091           -

	Future minimum lease payments	   25,683    $ 37,539
	Amounts representing interest  	 (5,083)

	Principal amount		              $20,600


	Total rental expense under non-cancelable operating leases was $ 17,005, $ 17,765, and $14,728 in 1996, 1995, and 1994,
respectively. The Company presently intends to lease approximately 240 additional or replacement tractors (fair market value of approximately $ 18 million) under operating leases in 1997.


	Purchased transportation and equipment rents includes payments to owner-operators of equipment under various short-term lease arrangements.



(4) Litigation and Contingencies



	The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. The
Company maintains auto liability insurance for such risks with deductible amounts customary in the industry, and with limits in amounts management believes to be adequate. Management is not aware of any claims or threatened claims that are likely to materially affect the Company's operating results or financial condition.




(5) Income Taxes



	The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 was as follows:



                                1996  	  1995   	 1994

Current                      	$    -  	$   - 	 $     200

Deferred	                          -	     305	     1,126

Total Provision              	$    -  	$  305	 $   1,326



	Income tax expense attributable to income from operations differs from the amounts computed by applying the U. S. Federal statutory tax rate of 34% to pre-tax income from operations as a result of the following:

                                  1996             1995            1994

Taxes at statutory rate		    $  (1,182)          $    31      $   2,207


Increase (decrease)
   resulting from:
Non-deductible amortization 	      143               143            143

Non-deductible driver
  subsistence pay		                  -               131          1,489


Provision for (release of)
valuation allowance for
net deferred tax assets	  	      1,028                 -         (2,538)


Other, net	               	         11                 -             25


Provision for Income Taxes	 	$       -         $     305       $  1,326


	The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:




                                               1996               1995
Deferred Tax Assets -
  Insurance claim liabilities		            $  4,037            $ 3,366
  Reserve for doubtful accounts                 262                194
  Other		                                       345                220
                           			                4,644              3,780

Deferred Tax Liabilities -

  Property differences, primarily
    depreciation  			                       ( 2,265)            (3,331)
  Other			                                     (170)              (386)
	  		                                        (2,435)            (3,717)

Net Temporary Differences		                   2,209                 63



Carryforwards -
Pre-reorganization, limited, net
  operating loss and other tax carryforwards
  (Expiring 2004-2006)			                     4,580              5,541


Post-reorganization net operating
  loss and other tax carryforwards
  (Expiring 2006-2010)	                       1,846              2,003


  Total Carryforwards	                        6,426              7,544

Net Deferred Tax Assets		                     8,635              7,607


  Valuation Allowance		                      (5,912)            (4,884)


Recorded Net Deferred Tax Assets	          	$ 2,723           $  2,723





	Net changes to the valuation allowance in 1996 and 1995, were as follows:



Valuation allowance, beginning of year	      $ (4,884)         $(4,884)

Provision of valuation allowance
for net deferred tax assets	                	  (1,028)               -


Valuation allowance, end of year	           	$ (5,912)        $ (4,884)



	While management is optimistic that all net deferred tax assets will be realized, such realization is dependent upon future taxable earnings. The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Accordingly, the Company has recorded a valuation allowance against a portion of those net deferred tax assets. In 1996, the Company generated approximately $ 1.0 million of net deferred tax assets. The
Company concluded that realization of these assets was sufficiently doubtful that a valuation allowance of a like amount was recorded.



	Benefits from realization of pre-reorganization net deferred tax assets are reported as a reduction of Reorganization Value in Excess of Amounts Allocated to Identifiable Assets.
Conversely, realization of post- reorganization net deferred tax assets are recognized as a reduction of income tax expense. In 1994, based upon historical and anticipated future operating results, the Company released approximately $ 2.5 million of valuation allowances held against those pre- and post-reorganization assets. A portion of this release reduced tax expense and a portion was used to reduce Reorganization
Value in Excess of Amounts Allocated to Identifiable Assets.



(6) Stock Options and Employee Compensation



	In 1992, the Company adopted the 1992 Non-Qualified Stock
Option Plan which allowed the Company to grant options to purchase up to 590,000 shares of Common Stock to employees and independent contractors of the Company and its operating subsidiaries. All of the options were granted, vested immediately, and are exercisable at prices ranging from $1.00 to $1.50 per share.



	In 1993, the Company adopted the 1993 Stock Option and Incentive Plan (the 1993 Option Plan) which allows the Company to grant options to purchase up to 1,000,000 shares of Common Stock to officers and key employees of the Company and its operating subsidiaries. Options issued to date under the 1993 Option Plan have an exercise price equal to market value on the date of grant, and are generally exercisable for a ten year period.



	The Company accounts for both option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense is recognized for options issued at or above market price on the date of grant. Had compensation expense been determined under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for
Stock-Based Compensation, no compensation expense would have been recorded for options issued in 1995 and 1996.



	The activity and weighted average prices for options in the Company's 1992 and 1993 Option Plans in 1996, 1995, and 1994 was as follows:

					         # of	  Weighted Avg.

                        					        Shares    Exercise Price
Balance at December 31, 1993       	580,000         $ 1.53

	Granted		                          258,750         $ 3.77
	Exercised	                       	(20,000)         $ 1.50
	Canceled		                        ( 9,000)         $ 3.63

Balance at December 31, 1994		      809,750         $ 2.23

	Granted	                         	 400,000         $ 2.50
	Exercised	                       	(210,000)        $ 1.29
	Canceled		                        (27,750)         $ 3.81

Balance at December 31, 1995	    	 972,000          $ 2.50

	Granted	                         	400,000          $ 2.03
	Exercised	                      	(75,000)          $ 1.00
	Canceled		                       (410,500)         $ 2.77

Balance at December 31, 1996	 	    886,500          $ 2.29


Weighted avg. remaining contractual life    8.0 yrs.

Exercisable at December 31, 1996	  453,166          $ 2.42


	All employees with at least one year's experience with the Company may participate in the Company's 401 (k) plan. Company matching expense for the plan was $ 180,000, $ 224,000, and $
111,000 in 1996, 1995 and 1994, respectively.





(7) Property and Equipment


	Property and equipment, substantially all of which is pledged as security under the bank credit facility (see Note 2), other indebtedness or capital leases, at December 31, 1996 and 1995, follows (in thousands of dollars):




                                              1996              1995
Land			                                 $    1,532        $    1,532
Buildings and leasehold improvements	        6,546             6,295
Revenue equipment		 	                        7,923            11,267
Revenue equipment under
   capital leases			                        28,132            17,924
Other property			                            5,610             5,482
				                                        49,743            42,500

Less accumulated depreciation		            (13,861)          (12,923)
				                                    $   35,882        $   29,577




(8) Prepaid and Accrued Expenses

	An analysis of prepaid and accrued expenses at December 31, 1996 and 1995, follows (in thousands of dollars):

			                                          1996                1995
Prepaid expenses:

Insurance			                             $    471             $   789
Shop and truck supplies		      	            2,145               2,151
Other			                                    1,988               2,633
                               		        $  4,604             $ 5,573


Accrued Expenses:

Salaries and wages	                     	$  2,372             $ 1,921
Fuel and mileage taxes	     		                647                 504
Equipment leases    	    	       	            515                 618
Other			                                    3,582               3,387
        	                               	$  7,116             $ 6,430







(9) Transactions with Affiliated Parties



	In 1996, 1995 and 1994, the Company leased approximately 307, 290, and 150 tractors, respectively, from unaffiliated leasing companies which had purchased the trucks from a dealership affiliated with a member of the Company's Board of Directors.
The lessors paid a selling commission to the dealership. The terms of the leases were the result of negotiations between the Company and the lessors. The Company believes the involvement of the selling dealership did not result in lease terms that are more or less favorable to the Company than would otherwise be available to it. The Company also purchases maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services was $ 522,000 in 1996, $ 1,164,000 in 1995 and $ 307,000 in 1994.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To The Shareholders and Board of Directors

   of Intrenet, Inc.:



	We have audited the accompanying consolidated balance sheets of INTRENET, INC. (an Indiana corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.



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



	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrenet, Inc. and subsidiaries as of December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.



	Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
The schedule listed in Item 14 (a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements.
This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.







					  			    ARTHUR ANDERSEN LLP







	Indianapolis, Indiana,

March 7,  1997.



										Schedule II


INTRENET, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(In Thousands of Dollars)

					              Additions



					                           Additions
					                           Charged To
               				   Beginning Costs and	  Charged To	                	Ending
				                  Balance 	 Expenses 	  Other Accounts 	Deductions  Balance

Year Ended
  December 31, 1996:

Allowance for
	doubtful accounts	   $    572	 $   478     $      -         	$ (280)  	$   770

Year Ended
  December 31, 1995 :

Allowance for
	doubtful accounts		  $  1,363 	$    85     $      -          $ (876)  	$   572

Year Ended
  December 31, 1994:

Allowance for
	doubtful accounts	  	$  1,481  	$   93     $     -          	$ (211)  	$ 1,363