Form 10-Q
period 1997-03-31
INTRENET INC
filed 1997-05-08
CIK 778161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FORM 10-Q
(As filed via EDGAR on May  08, 1997)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934


For the quarterly period ended    March 31, 1997



      	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  		OF 1934

	For the transition period from                   to



Commission file number   0-14060



                        INTRENET, INC.
(Exact name of registrant as specified in its charter)



              Indiana                			35-1597565
(State or other jurisdiction of			(IRS Employer Identification No)
incorporation or organization)



400 TechneCenter Drive, Suite 200, Milford, Ohio               45150
(Address of principal executive offices)			                 (Zip Code)


Registrant's telephone number, including area code        (513)576-6666


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

Common Stock, without par value, 13,447,138 shares issued and outstanding at May 1, 1997

INTRENET, INC.

FORM 10-Q

MARCH 31, 1997


INDEX
     					                                          															PAGE



Part I - Financial Information:


	Item 1.  Financial Statements:


	Condensed Consolidated Balance Sheets

	  March 31, 1997 and December 31, 1996 ....................    		   3



	Condensed Consolidated Statements of Operations

	  Three Months Ended March 31, 1997 and1996....................	   4

	Condensed Consolidated Statement of Shareholders' Equity

	  Three Months Ended March 31, 1997 	...................		   5



	Condensed Consolidated Statements of Cash Flows

	  Three Months Ended March 31, 1997 and 1996....................           6



	Notes to Condensed Consolidated Financial Statements ......	             7





	Item 2. Management's Discussion and Analysis of Financial

	   Condition and Results of Operations 	....................		  8



Part II - Other Information:



	Item 1.  Legal Proceedings 			...................		   11

	Item 2.  Changes in Securities 		...................		   11

	Item 3.  Defaults Upon Senior Securities 	...................		  11

	Item 4.  Submission of Matters to a Vote of Security Holders	  11

	Item 5.  Other Information 			...................		   11

	Item 6.  Exhibits and Reports on Form 8-K	...................		   11


  INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 1997 and December 31, 1996
     (In Thousands of Dollars)

              Assets                                                    1997       1996
                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                       $  1,322    $   410
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $921 in 1997
        and $770 in 1996                                              27,817     25,334
    Prepaid expenses and other                                         5,746      4,604
    Total current assets                                              34,885     30,348

Property and equipment, at cost, less accumulated
        depreciation                                                  34,737     35,882
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization        7,506      7,611
Deferred income taxes, net                                             2,723      2,723
Other assets                                                             589        604
      Total assets                                                  $ 80,440    $77,168


Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                      $  5,886    $ 6,510
    Accounts payable and cash overdrafts                               8,298      8,190
    Current accrued claim liabilities                                  8,494      8,400
    Other accrued expenses                                             8,116      7,116
      Total current liabilities                                       30,794     30,216

Long-term debt and capital lease obligations                          27,104     24,210
Long-term accrued claim liabilities                                    2,850      2,850
      Total liabilities                                               60,748     57,276

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,447,138 and 13,412,138 shares
        issued and outstanding, respectively                          16,646     16,594
    Retained earnings since January 1, 1991                            3,046      3,298
      Total shareholders' equity                                      19,692     19,892

      Total liabilities and shareholders' equity                    $ 80,440    $77,168






The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1997 and 1996
     (Unaudited)
(In Thousands of Dollars, Except Per Share Data)



                                                           1997       1996
Operating revenues                                     $ 57,663    $52,700

Operating expenses:
  Purchased transportation
     and equipment rents                                 23,835     20,415
  Salaries, wages, and benefits                          14,480     14,433
  Fuel and other operating expenses                      12,274     11,954
  Operating taxes and licenses                            2,618      2,607
  Insurance and claims                                    1,981      1,911
  Depreciation                                            1,178      1,079
  Other operating expenses                                  702      1,091
                                                         57,068     53,490

    Operating income (loss)                                 595       (790)


Interest expense                                           (742)      (575)
Other expense, net                                         (105)      (109)


      Earnings (loss) before income taxes                  (252)    (1,474)


Provision for income taxes                                    0          0

      Net earnings (loss)                              $   (252)   $(1,474)



Earnings (loss) per common and common
    equivalent share                                   $  (0.02)   $ (0.11)






The accompanying notes are an integral part of these consolidated financial


  INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 1997
     (In Thousands of Dollars)


                                                                                  Retained   Shareholder's
                                                                 Common Stock         Earnings   Equity
                                                          Shares        Dollars
Balance, December 31, 1996                              13,412,138      $16,594       $3,298      $19,892

Exercise of stock options                                   35,000           52          -             52

Net loss for 1997                                              -            -           (252)        (252)

Balance, March 31, 1997                                 13,447,138      $16,646       $3,046      $19,692




The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1997 and 1996
(Unaudited)
(In Thousands of Dollars)


                                                           1997       1996
Cash flows from operating activities:
  Net earnings (loss)                                  $   (252)   $(1,474)
  Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
       Deferred income taxes                                  0          0
       Depreciation and amortization                      1,283      1,184
       Provision for doubtful accounts                      127         83
    Changes in assets and liabilities, net:
       Receivables                                       (2,610)    (2,487)
       Prepaid expenses                                  (1,142)    (2,119)
       Accounts payable and accrued expenses              1,218      1,233
       Other                                                 (2)         0

  Net cash (used in)
     operating activities                                (1,378)    (3,580)

Cash flows from financing activities:
  Net borrowings (repayments) on line of
     credit, net                                          4,449      4,753
  Principal payments on long-term debt                   (2,192)    (1,849)
  Proceeds from exercise of stock options                    52         49

  Net cash provided by financing activities               2,309      2,953

Cash flows from investing activities:
  Additions to property and equipment                      (522)      (407)
  Disposals of property and equipment                       503      1,173

  Net cash provided by (used in)
     investing activities                                   (19)       766

Net increase in cash
   and cash equivalents                                     912        139

Cash and cash equivalents:
  Beginning of period                                       410        171
  End of period                                        $  1,322    $   310






The accompanying notes are an integral part of these consolidated financial


INTRENET, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 1997
(Unaudited)



(1) Unaudited Condensed Consolidated Financial Statements



	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Truckload carrier subsidiaries at March 31, 1997 were Roadrunner Trucking, Inc.
(RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's intermodal broker and logistics manager, INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized regional truckload carrier brokerage and logistics management services throughout North America.



	The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented.
Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1996 included in the Company's 1996
Annual Report on Form 10-K.



	The results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.





(2) Earnings  Per Common and Common Equivalent Share



	Earnings per common and common equivalent share have been computed on the basis of the weighted average common shares outstanding during the periods. No effect has been included for options or warrants outstanding, if the effect would be antidilutive. The Financial Accountings Standard Board recently released a new accounting rule on the calculation of earnings per share that is effective at year-end 1997. This rule, which does not permit early adoption, is not expected to have a material effect on the Company's reported earnings per share.





(3) Income Taxes



	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year. In 1997, however, as a result of the first quarter pre-tax losses, and the uncertainty related to forecasting future operating results in the current competitive operating environment, the Company has not recorded any income tax benefit in the three months ended March 31, 1997. The tax benefit from the first quarter losses will be recorded when earnings recover, and the tax benefit becomes realizable.Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





Results of Operations



Introduction



	The Company reported a net loss of $252,000 on revenues of $57.7 million in the three month period ended March 31, 1997.
This compares with a net loss of $1.5 million on revenues of $52.7 million in the comparable period of 1996. The Company's revenue grew by 9.4 percent compared to the first quarter of 1996 and each of its four largest wholly owned subsidiaries, Eck Miller Transportation, Roadrunner Trucking, Advanced
Distribution System and Roadrunner Distribution Services reported revenue improvements. The improvement to Intrenet's business results continues to be an active and on-going campaign to deliver high quality transportation services while reducing operating expenses. This improvement occurred despite the fact that fuel prices averaged approximately $.09 per gallon more in the first quarter of 1997 than 1996. Fuel prices did decline during the first quarter and are currently lower than the Company experienced in the second quarter of 1996. Barring any unforeseen changes in the overall economy or in the price of fuel, management expects to benefit from continuing cost reduction programs in the areas of safety, fuel purchasing and insurance costs. In addition, the Company expects to benefit from greater equipment utilization and an expanded fleet to allow for revenue growth. Management expects continuing momentum from the aforementioned cost reduction programs will enable the Company to achieve profitability in 1997.



	The company reported that revenue miles for the first quarter of 1997 increased to 40.4 million miles up from 39.0 million miles. Revenue per mile in the first quarter of 1997 also improved by 3.1 percent to $1.33 per mile, up from $1.29 compared to first quarter 1996 results.



	Intrenet's total operating fleet, including owner-operators, grew approximately 8 percent during the first quarter of 1997 to 2,254 tractors from 2,082 tractors in 1996. The growth in the Company's fleet is due to a 27 percent increase in the number of owner-operators as compared with the first quarter of 1996.



	A discussion of the impact of the above and other factors on the results of operations in the three months ended March 31, 1997 as compared to the comparable period of 1996 follows.



1997 Compared to 1996



				 	Three Months 	Ended March 31

Key Operating Statistics 	 		1997 	 	 1996 	  % Change

Operating Revenues ($ millions) 		$ 57.6 		 $ 52.7         9.4 %

Net Earnings (Loss) ($ 000's) 	 	($ 252) 	($1,474)     82.9 %

Average Number of Tractors 			  2,205 	  2,102         4.9 %

Total Loads (000's) 				    68.3 	    61.9        10.3 %

Revenue Miles (millions) 			    40.4 	    39.0         3.6 %

Average Revenue per    Revenue Mile  * 	 $ 1.33 	 $ 1.29
3.1 %



* Excluding brokerage revenue





Operating Revenues



	Operating revenues for the three months ended March 31, 1997 totaled $57.6 million as compared to $52.7 million for the same period in 1996, reflecting better freight availability than the prior year. Each of the company's four motor carrier subsidiaries reflected revenue growth in the first quarter of 1997 by comparison to the prior year. The



Company's $4.9 million in revenue growth resulted from the increased use of owner operators ($3.4 million) and freight brokered to other carriers ($1.5 million). The average number of company owned tractors declined 4.0% from 1,264 to 1,214, while the average owner-operator tractor count increased 18.3% from 838 to 991. Approximately 55% of the Company's revenue in the three month period ended March 31, 1997 was generated by Company operated equipment, and 37% by owner-operator equipment. This compares to approximately 61% and 35% in the 1996 period. The remaining revenues were from freight brokered to other carriers.



	The Company experienced a slight, 3.1%, improvement in the average revenue per revenue mile in 1997 as compared to 1996.
Part of this improvement was the result of a partial recovery of increased fuel costs by way of a fuel surcharge on the customer freight rates.



Operating Expenses



 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months ended March 31.



				    Three Months 	Ended March 31

						 1997  	 1996

Operating revenues 				100 % 	100 %



Operating expenses:

   Purchased transportation

       and equipment rents 			41.3 	38.7

   Salaries, wages and benefits 		25.1 	27.4

   Fuel and other operating expenses 		21.3 	22.7

   Operating taxes and licenses 	  	4.6 	  4.9

   Insurance and claims           	  		3.5 	  3.6

   Depreciation 	  			2.0 	  2.0

   Other operating expenses 	  		1.2 	  2.2



         Total operating expenses 		99.0% 	 101.5%





	Purchased transportation and equipment rents increased as a percentage of revenue due to the significant growth in the Company's use of owner-operators. Correspondingly, salaries, wages and benefits decreased as a percentage of revenue because of the relatively smaller portion of the Company's total revenue generated by Company operated equipment and the growing portion of the Company's total revenue from freight brokered to other carriers. Fuel and other operating expenses are attributable to Company operated equipment and these expenses also decline in relation to the growth in the use of owner-operators and freight brokered to other carriers. Other operating expenses decreased in 1997 over 1996 due to lower provisions for doubtful accounts, reduced professional fees and reduced accounts receivable service fees.



Interest Expense



	Interest expense increased in 1997, primarily as a result of the increased borrowings under the bank revolving line of credit resulting from the Company's decision to discontinue its accounts receivable factoring service.


Provision for Income Taxes


	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year. In 1997, however, as a result of the first quarter pre-tax losses, and the uncertainty related to forecasting future operating results in the current competitive environment, the Company has not recorded any income tax benefit in the three months ended March
31, 1997. The tax benefit from the first quarter losses will be recorded when earnings recover, and the tax benefit becomes realizable.


Liquidity and Capital Resources


	The Company generated $0.9 million in cash in the first three months of 1997. As reflected in the accompanying Condensed Consolidated Statement of Cash Flows, the Company used $1.4 million of cash in operating activities, primarily to finance increased accounts receivable and to purchase plates and permits for the Company's fleet. This cash use was offset by $2.3 million of cash generated by financing activities, primarily bank borrowings.



	The Company's day-to-day financing is provided by borrowings under a bank credit facility. The credit facility consists of a $5 million term loan, $3.4 million of which is currently outstanding, with a final maturity of December 31, 1999, and a $28 million revolving line of credit which expires January 15, 1999. Quarterly principal payments of $312,500 on the term loan are required. The line of credit includes provisions for the issuance of stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility (The Borrowing
Base).  Borrowings under the revolving line of credit totaled
$6.7 million at March 31, 1997, and outstanding letters of credit totaled $6.3 million at that date. The combination of these two totaled $13.0 million, leaving $6.7 million of borrowing capacity available at March 31, 1997. Since that date, the Company's available borrowing capacity under the credit facility has increased, and has averaged approximately $7.6 million in the last ten days of April.


	The Company believes that cash generated from operations, and cash available to it under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.



PART II - OTHER INFORMATION



ITEM 1.	LEGAL PROCEEDINGS.



	There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, other than routine proceedings previously reported in the Company's 1996 Annual Report on Form 10-K, and litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. There have been no material developments in any previously reported proceedings.
The Company maintains insurance which covers liability resulting from transportation related claims in amounts management believes are prudent and consistent with accepted industry practices, subject to deductibles for the first $100,000 to $250,000 of exposure for each incident. The Company is not aware of any claims or threatened claims that might materially affect the Company's operating or financial results.



ITEM 2.	CHANGES IN SECURITIES



			None



ITEM 3.	DEFAULTS UPON SENIOR SECURITIES



			None



ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



			None



ITEM 5.	OTHER INFORMATION



			None



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.



	(a)	Exhibits

		Exhibit 10.1 -  Employment Agreement between Intrenet, Inc. and
                  Roger T. Burbage dated March 10, 1997

		Exhibit 10.2 -  Stock Option Agreement between Intrenet, Inc.
                				and Roger T. Burbage dated March 10, 1997

		Exhibit  11   -  Computation of Per Share Earnings

		Exhibit  27   -  Financial Data Schedule



	(b)	Reports on Form 8-K


			None


SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











						INTRENET, INC.
						(Registrant)







May 08, 1997						/s/ John P. Delavan
           							John P. Delavan
							           President and Chief
           							Executive Officer




          							/s/ Roger T. Burbage
          							Roger T. Burbage,
          							Chief Financial Officer
          							(Principal Financial and Accounting Officer)