Form 10-Q
period 1997-06-30
INTRENET INC
filed 1997-08-13
CIK 778161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549


FORM 10-Q
(As Filed via EDGAR on August 13, 1997)



  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934



	For the quarterly period ended    June 30, 1997


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


Common Stock, without par value, 13,476,338 shares issued and outstanding at August 1, 1997



INTRENET, INC.

FORM 10-Q

JUNE 30, 1997



INDEX


	                                 												       									PAGE


Part I - Financial Information:

	Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 1997 and December 31, 1996 			....................	    3


Condensed Consolidated Statements of Operations
Three Months and Six Months Ended 				..........                4
June 30, 1997 and 1996


Condensed Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 1997 			.	..........                  5


Condensed Consolidated Statements of Cash Flows
Three Months and Six Months Ended 			 	..........               6
June 30, 1997 and 1996


Notes to Condensed Consolidated Financial Statements 		         7



Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 				............            8



Part II - Other Information:


Item 1.  Legal Proceedings 			...................		            11


Item 2.  Changes in Securities 			...................		        11


Item 3.  Defaults Upon Senior Securities 	...................  11


Item 4.  Submission of Matters to a Vote of Security Holders	  11


Item 5.  Other Information 						...........                   12


Item 6.  Exhibits and Reports on Form 8-K 	...........         12


INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 1997 and December 31, 1996
(In Thousands of Dollars)

                                                                                         1997        1996
                                                                                     (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                       $   1,810   $     410
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $966 in 1997
        and $770 in 1996                                                               31,174      25,334
    Prepaid expenses and other                                                          5,009       4,604
              Total current assets                                                     37,993      30,348

Property and equipment, at cost, less accumulated
        depreciation                                                                   33,437      35,882
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization                         7,401       7,611


Deferred income taxes, net                                                              2,723       2,723
Other assets                                                                              586         604
                Total assets                                                        $  82,140   $  77,168


Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                                      $   5,683   $   6,510
    Accounts payable                                                                    8,845       8,190
    Current accrued claim liabilities                                                   8,066       8,400
    Other accrued expenses                                                              9,426       7,116
                Total current liabilities                                              32,020      30,216

Long-term debt and capital lease obligations                                           26,849      24,210
Long-term accrued claim liabilities                                                     2,850       2,850
                Total liabilities                                                      61,719      57,276

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,457,138 and 13,412,138 shares
        issued and outstanding, respectively                                           16,661      16,594
    Retained earnings since January 1, 1991                                             3,760       3,298
      Total shareholders' equity                                                       20,421      19,892
      Total liabilities and shareholders' equity                                    $  82,140   $  77,168






The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 1997 and 1996
(Unaudited)
(In Thousands of Dollars, Except Per Share Data)



                                                              Three Months             Six Months
                                                              Ended June 30,           Ended June 30
                                                             1997         1996           1997        1996
Operating revenues                                      $     64,507   $ 57,615     $ 122,170   $ 110,315

Operating expenses:
  Purchased transportation
     and equipment rents                                      27,443     22,187        51,278      42,602
  Salaries, wages, and benefits                               15,622     15,232        30,102      29,665
  Fuel and other operating expenses                           12,765     12,579        25,039      24,533
  Operating taxes and licenses                                 2,534      2,658         5,152       5,265
  Insurance and claims                                         2,199      2,117         4,180       4,028
  Depreciation                                                 1,190      1,066         2,368       2,145
  Other operating expenses                                       933        897         1,635       1,987
                                                              62,686     56,736       119,754     110,225

    Operating income                                           1,821        879         2,416          90


Interest expense                                                (770)      (614)       (1,512)     (1,190)
Other expense, net                                              (105)      (110)         (210)       (219)


      Earnings (loss) before income taxes                        946        155           694      (1,319)


Provision for income taxes                                      (232)         0          (232)          0

      Net earnings (loss)                               $        714   $    155     $     462   $  (1,319)




Earnings (loss) per common and common
    equivalent share                                    $       0.05   $   0.01     $    0.03   $   (0.10)




The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 1997
(In Thousands of Dollars)






                                                                                     Retained
                                                                   Common Stock       Earnings   Equity
                                                            Shares      Dollars
Balance, December 31, 1996                                13,412,138    $16,594        $3,298     $19,892

Exercise of stock options                                     45,000         67           -            67

Net Earnings for 1997                                            -          -             462         462

Balance, June 30, 1997                                    13,457,138    $16,661        $3,760     $20,421




The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months and Six Months Ended June 30, 1997 and 1996
(Unaudited)
(In Thousands of Dollars)


                                                           Three Months                Six Months
                                                           Ended June 30,              Ended June 30,
                                                                1997       1996          1997        1996
Cash flows from operating activities:

  Net earnings (loss)                                   $        714   $    155     $     462   $  (1,319)
  Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
       Deferred income taxes                                       0          0             0           0
       Depreciation and amortization                           1,295      1,171         2,578       2,355
       Provision for doubtful accounts                            99         73           226         156
    Changes in assets and liabilities, net:
       Receivables                                            (3,452)    (4,134)       (6,062)     (6,621)
       Prepaid expenses                                          738      1,644          (404)       (475)
       Accounts payable and accrued expenses                   1,427      1,151         2,645       2,384
       Other                                                       0          0            (2)          0

  Net cash provided by (used in)
     operating activities                                        821         60          (557)     (3,520)

Cash flows from financing activities:
  Net borrowings (repayments) on line of
     credit, net                                                 479       (811)        4,928       3,942
  Principal payments on long-term debt                          (926)    (1,707)       (3,118)     (3,556)
  Proceeds from exercise of stock options                         15          0            67          49

  Net cash provided by (used in)
     financing activities                                       (432)    (2,518)        1,877         435

Cash flows from investing activities:
  Additions to property and equipment                           (213)      (283)         (735)       (690)
  Disposals of property and equipment                            312      2,653           815       3,826

  Net cash provided by
     investing activities                                         99      2,370            80       3,136

Net increase (decrease) in cash
   and cash equivalents                                          488        (88)        1,400          51

Cash and cash equivalents:
  Beginning of period                                          1,322        310           410         171
  End of period                                         $      1,810   $    222     $   1,810   $     222



The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 1997
(Unaudited)



(1) Unaudited Consolidated Financial Statements

	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at June 30, 1997 were Roadrunner Trucking, Inc. (RRT), Eck
Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc.
(RDS). Also included is the Company's intermodal broker and logistics manager, INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation.
Through its subsidiaries, the Company provides general and specialized truckload carrier, brokerage and logistics management services throughout North America.



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



	The results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.



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



(4) Contingent Liabilities

	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multiemployer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The notice states that the claim is based on the withdrawal of R-W
Service Systems, Inc. ("RW") from the fund in June, 1991. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The notice states that RW's withdrawal liability is approximately $4.3 million with accrued interest in the amount of approximately $1.9 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for RW's withdrawal liability. The Company is entitled to initiate a review of the Fund's claim and, among other remedies, seek resolution of the claim in binding arbitration. The Company intends to vigorously contest the Fund's claim and seek a prompt resolution of this matter. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is approximately $121,000 per month and commenced August 1, 1997. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations





Results of Operations



Introduction



	The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Certain statements made in this report may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
 For a description of risks and uncertainties relating to forward looking statements, see the discussion in the Company's
Annual Report on Form 10-K for the year ended December 31, 1996.



	The Company reported net earnings of $714,000 ($0.05 per share) on revenues of $64.5 million in the three months and net earnings of $462,000 ($0.03 per share) on revenues of $122.2 million in the six months ended June 30, 1997. This compares with net earnings of $155,000 on revenues of $57.6 million, and a net loss of $1.3 million on revenues of $110.3 million in the comparable periods of 1996, respectively. The Company's revenue grew by 12.0 percent in the second quarter of 1997 and each of its four carrier subsidiaries reported revenue improvements. The revenue growth reported in the first quarter has continued at a more robust pace. Fuel prices continued to decline during the second quarter and were lower than the second quarter of the prior year, although the average cost per gallon for the first half of 1997 still exceeds the average for the first half of 1996. Barring any unforeseen changes in the overall economy or in the price of fuel, management expects that the Company will benefit from continuing cost reduction programs in the area of safety, fuel purchasing and insurance costs and greater equipment utilization and that an expanded fleet will allow for revenue growth. These trends should enable the Company to remain profitable for the balance of 1997.



		Revenue miles for the second quarter of 1997 increased to 44.9 million miles up from 42.8 million miles. Revenue per mile in the second quarter of 1997 also improved by 3.9 percent to $1.32 per mile, up from $1.27 last year, continuing the trend reported in the first quarter.



		The Company's total operating fleet, including owner-operators, at the end of the second quarter of 1997 was 2,231 tractors up from 2,023 at the end of the second quarter of 1996, representing an increase of more than 10 percent. The growth in the Company's fleet is due to a 25 percent increase in the number of owner-operators as compared with the second quarter of 1996.



		A discussion of the impact of the above and other factors on the results of operations in the three months and six months ended June 30, 1997 as compared to the comparable periods of 1996 follows.





1997 Compared to 1996



                                    	Three Months 	     	 	Six Months
                                     Ended June 30,        Ended June 30,
Key Operating Statistics 	        1997  	 1996 	%Change 	 1997  	1996 	%Change

Operating Revenues ($ millions) 	$64.5  	$ 57.6 	 12.0 	$122.2 	$110.3 	 10.8
Net Earnings (Loss) ($ 000's)   	$ 714 	 $ 155 	 360.7 	$  462 ($1,319) 	NM
Average Number of Tractors 	     2,282 	 2,041 	  11.8 	 2,275   2,079    9.4
Total Loads (000's) 	             79.0 	  66.1 	  19.5 	 147.3 	 128.1 	 15.0
Revenue Miles (millions) 	        44.9 	  42.8 	   4.9 	  85.2 	  81.9 	  4.0
Average Revenue per
Revenue Mile * 	                $ 1.32 	 $ 1.27 	  3.9 	$ 1.32	 $ 1.28  	 3.1

* Excluding brokerage revenue



Operating Revenues



	Operating revenues for the three months and six months ended June 30, 1997 totaled $ 64.5 million and $122.2 million, respectively, as compared to $57.6 million and $110.3 million for the same periods in 1996, reflecting better freight availability than the prior year. Each of the Company's four carriers continued to grow in 1997. Revenue increased by $6.9 million, or 12.0 %, in the three months, and $11.9 million, or
10.8 %, in the six months ended June 30, 1997, over the comparable 1996 periods. The average number of Company owned tractors declined 3.1% from 1,247 to 1,208 in the six month period ended June 30, 1997 from the comparable period in 1996, while the average owner-operator tractor count increased 28.3 % from 832 to 1,067. Approximately 54.3 % of the Company's revenue was generated by Company-operated equipment, and 37.8 % by owner-operator equipment in the six months ended June 30, 1997. This compares to 60.1 % and 34.6 % in the 1996 period. The remaining revenues were from freight brokered to other carriers.



	The Company experienced a 3.1 % improvement in the average revenue per revenue mile in the first six months of 1997 as compared to 1996. This is generally the result of a slight tightening of capacity in the markets served by the Company.





Operating Expenses



 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months and six months ended June 30.



	                                  Three Months   	   Six Months
                                  	Ended June 30,    Ended June 30,
                                   	 1997  	 1996  	 1997  	 1996

Operating revenues 	                 100 %  	100 % 	 100 %  	100 %

Operating expenses:
   Purchased transportation
       and equipment rents 	        42.5   	38.5  	 42.0   	38.6
   Salaries, wages and benefits 	   24.2   	26.4   	24.6   	26.9
   Fuel and other operating expenses19.8   	21.8   	20.5   	22.2
   Operating taxes and licenses 	    4.0  	  4.6  	  4.2  	  4.8
   Insurance and claims 	            3.5  	  3.7  	  3.5  	  3.7
   Depreciation 	                    1.8  	  1.9 	   1.9 	   1.9
   Other operating expenses 	        1.4     1.6	    1.3 	   1.8

         Total operating expenses  	97.2 % 	98.5 % 	98.0 %	 99.9%



	Purchased transportation and equipment rents increased as a percentage of revenue due to the significant growth in the Company's use of owner-operators. Correspondingly, salaries, wages and benefits decreased as a percentage of revenue because of the relatively smaller portion of the Company's total revenue generated by Company operated equipment and the growing portion of the Company's total revenue from owner-operators and from freight brokered to other carriers. Fuel and other operating expenses are attributable to Company-operated equipment and these expenses also decline in relation to growth in the use of owner-operators and freight brokered to other carriers. Other operating expenses decreased in 1997 over 1996 due to reduced professional fees and reduced accounts receivable service fees.




Interest Expense



	Interest expense increased in 1997, primarily as a result of the increased borrowings under the Company's bank credit facility resulting from the Company's decision to discontinue its accounts receivable factoring service.



Provision for Income Taxes



	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year.



Liquidity and Capital Resources



	The Company generated $ 1.4 million of cash in the first six months of 1997. As reflected in the accompanying Consolidated Statements of Cash Flows, the Company used $ 0.6 million of cash in operating activities, primarily to finance increased accounts receivable and to purchase plates and permits for the Company's fleet. This cash use was funded by $ 1.9 million of cash generated by financing activities, primarily bank borrowings.



	The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility consists of a $ 5 million term loan with a final maturity of December 31, 1999, and a $ 28 million revolving line of credit which expires January 15, 1999. Quarterly principal payments of $ 312,500 on the term loan are required. The line of credit includes provisions for the issuance of stand-by letters of credit which, as issued, reduce available borrowings under the line of credit.
 Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the revolving line of credit totaled $ 7.8 million at June 30, 1997, and outstanding letters of credit totaled $ 6.2 million at that date. The combination of these two bank credits totaled $14.0 million, leaving $ 8.1 million of borrowing capacity available at June 30, 1997. Since that date, the Company's available borrowing capacity under the credit facility has averaged approximately $7.7 million in the last 10 business days.



	The Company believes that cash generated from operations, and cash available to it under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.

PART II - OTHER INFORMATION



ITEM 1.	LEGAL PROCEEDINGS.





	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multiemployer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The notice states that the claim is based on the withdrawal of R-W
Service Systems, Inc. ("RW") from the fund in June, 1991. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The notice states that RW's withdrawal liability is approximately $4.3 million with accrued interest in the amount of approximately $1.9 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for RW's withdrawal liability. The Company is entitled to initiate a review of the Fund's claim and, among other remedies, seek resolution of the claim in binding arbitration. The Company intends to vigorously contest the Fund's claim and seek a prompt resolution of this matter. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is approximately $121,000 per month and commenced August 1, 1997. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.



	There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, other than routine proceedings previously reported in the Company's 1996 Annual
Report on Form 10-K, and litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. There have been no material developments in any previously reported proceedings.
The Company maintains insurance which covers liability resulting from transportation related claims in amounts management believes are prudent and consistent with accepted industry practices, subject to deductibles for the first $100,000 to $250,000 of exposure for each incident. The Company is not aware of any claims or threatened claims that might materially affect the Company's operating or financial results.



ITEM 2.	CHANGES IN SECURITIES

		None



ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

		None



ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



	The annual meeting of shareholders of the Company was held on May 16, 1997. The following individuals were elected as directors for the ensuing year or until their successors are duly elected and qualified with the following votes cast for or against. There were no abstentions or broker non-votes.

           					     For		    	        Against

John P. Delavan 		  	13,214,785              10,638
Ned N. Fleming III			12,256,055		           969,368
Eric C. Jackson			   12,863,735	            361,688
Fernando Montero			  12,865,455	            359,968
Edwin H. Morgens		   12,150,665		         1,074,758
Thomas J. Noonan, Jr.12,865,455	            359,968
Philip Scaturro 			  12,256,055	            969,368



	The shareholders of the Company also ratified the selection of Arthur Andersen LLP as auditors for 1997 with 12,868,139 votes in favor, 354,168 against, and 3,116 abstentions. There were no broker non-votes.




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



INTRENET, INC.
(Registrant)



             						/s/ John P.  Delavan
                 						John P. Delavan
                							President and Chief
                 						Executive Officer



August 13, 1997				/s/ Roger T. Burbage
                							Roger T. Burbage,
                							Chief Financial Officer
                							(Principal Financial and
                							 Accounting Officer)