Form 10-Q
period 1997-09-30
INTRENET INC
filed 1997-11-13
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(As Filed via EDGAR on November 13, 1997)


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934



	For the quarterly period ended    September 30, 1997



      	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  		OF 1934


	For the transition period from                   to



Commission file number   0-14060



                        INTRENET, INC.
(Exact name of registrant as specified in its charter)





Indiana                     				 35-1597565

(State or other jurisdiction of		(IRS Employer Identification No)
incorporation or organization)


400 TechneCenter Drive, Suite 200, Milford, Ohio                     45150
Address of principal executive offices)			      	            (Zip Code)


Registrant's telephone number, including area code        (513)576-6666


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


Common Stock, without par value, 13,545,638 shares issued and outstanding at November 1, 1997



INTRENET, INC.
FORM 10-Q
SEPTEMBER 30, 1997


INDEX


                                        													       							PAGE

Part I - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 1997 and December 31, 1996 	....................		    3


Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended 		    ....................		     4
   September 30, 1997 and 1996


Condensed Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 1997 	    ....................		    5


Condensed Consolidated Statements of Cash Flows
Three Months and Nine Months Ended 		     ....................		    6
  September 30, 1997 and 1996


Notes to Condensed Consolidated Financial Statements 		.......      7



Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations 		    ....................		    8


Part II - Other Information:

Item 1.  Legal Proceedings 			...................		   11

Item 2.  Changes in Securities 			...................		   11

Item 3.  Defaults Upon Senior Securities 	...................		  11

Item 4.  Submission of Matters to a Vote of Security Holders		  11

Item 5.  Other Information 				...................		   11


Item 6.  Exhibits and Reports on Form 8-K 	...................		  11


INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 1997 and December 31, 1996
(In Thousands of Dollars)


            Assets                                                                  1997          1996
                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                                  $     1,048   $       410
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $914 in 1997
        and $770 in 1996                                                            33,084        25,334
    Prepaid expenses and other                                                       4,588         4,604
    Total current assets                                                            38,720        30,348

Property and equipment, at cost, less accumulated
        depreciation                                                                32,176        35,882
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization                      7,296         7,611
Deferred income taxes, net                                                           2,723         2,723
Other assets                                                                           577           604
      Total assets                                                             $    81,492   $    77,168


Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                                 $     5,611   $     6,510
    Accounts payable                                                                10,202         8,190
    Current accrued claim liabilities                                                8,476         8,400
    Other accrued expenses                                                           9,431         7,116
      Total current liabilities                                                     33,720        30,216

Long-term debt and capital lease obligations                                        23,711        24,210
Long-term accrued claim liabilities                                                  2,850         2,850
      Total liabilities                                                             60,281        57,276

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,500,638 and 13,412,138 shares
        issued and outstanding, respectively                                        16,737        16,594
    Retained earnings since January 1, 1991                                          4,474         3,298
      Total shareholders' equity                                                    21,211        19,892
      Total liabilities and shareholders' equity                               $    81,492   $    77,168








The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 1997 and 1996
(Unaudited)
(In Thousands of Dollars, Except Per Share Data)



                                                  Three Months                   Nine Months
                                                  Ended September 30,            Ended September 30,
                                                     1997           1996            1997          1996
Operating revenues                              $     64,352   $    57,797     $   186,522   $   168,112

Operating expenses:
  Purchased transportation
     and equipment rents                              28,909        22,330          80,188        64,932
  Salaries, wages, and benefits                       15,351        15,775          45,453        45,440
  Fuel and other operating expenses                   11,819        12,328          36,857        36,861
  Operating taxes and licenses                         2,552         2,781           7,704         8,046
  Insurance and claims                                 2,029         2,394           6,208         6,422
  Depreciation                                         1,127         1,587           3,495         3,732
  Other operating expenses                               775           774           2,411         2,762
                                                      62,562        57,969         182,316       168,195

    Operating income (loss)                            1,790          (172)          4,206           (83)


Interest expense                                        (711)         (622)         (2,223)       (1,812)
Other expense, net                                      (105)          (96)           (315)         (315)


      Earnings (loss) before income taxes                974          (890)          1,668        (2,210)


Provision for income taxes                              (260)            0            (492)            0

      Net earnings (loss)                       $        714   $      (890)    $     1,176   $    (2,210)


Earnings (loss) per common and common
    equivalent share                            $       0.05   $     (0.07)    $      0.09   $     (0.16)





The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 1997
(In Thousands of Dollars)



                                                                                 Retained
                                                            Common Stock          Earnings      Equity
                                                    Shares        Dollars
Balance, December 31, 1996                        13,412,138       $16,594          $3,298       $19,892

Exercise of stock options                             88,500           143              -            143

Net Earnings for 1997                                     -             -            1,176         1,176

Balance, September 30, 1997                       13,500,638       $16,737          $4,474       $21,211




The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months and Nine Months Ended September 30, 1997 and 1996
(Unaudited)
(In Thousands of Dollars)



                                                  Three Months                   Nine Months
                                                  Ended September 30,            Ended September 30,
                                                        1997          1996            1997          1996
Cash flows from operating activities:
  Net earnings (loss)                           $        714   $      (890)    $     1,176   $    (2,210)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
       Deferred income taxes                               0             0               0             0
       Depreciation and amortization                   1,232         1,692           3,810         4,047
       Provision for doubtful accounts                    27            98             253           254
    Changes in assets and liabilities, net:
       Receivables                                    (1,941)          726          (8,003)       (5,894)
       Prepaid expenses                                  420           995              16           520
       Accounts payable and accrued expenses           1,785         1,543           4,430         3,926
       Other                                               2             0               0             0

  Net cash provided by
     operating activities                              2,239         4,164           1,682           643

Cash flows from financing activities:
  Net borrowings (repayments) on line of
     credit, net                                      (2,159)       (1,606)          2,769         2,336
  Principal payments on long-term debt                (1,047)       (1,928)         (4,165)       (5,483)
  Proceeds from exercise of stock options                 76             0             143            49

  Net cash (used in)
     financing activities                             (3,130)       (3,534)         (1,253)       (3,098)

Cash flows from investing activities:
  Additions to property and equipment                   (217)         (389)           (952)       (1,079)
  Disposals of property and equipment                    346           754           1,161         4,580

  Net cash provided by
     investing activities                                129           365             209         3,501

Net increase (decrease) in cash
   and cash equivalents                                 (762)          995             638         1,046

Cash and cash equivalents:
  Beginning of period                                  1,810           222             410           171
  End of period                                 $      1,048   $     1,217     $     1,048   $     1,217




The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 1997
(Unaudited)

(1) Unaudited Consolidated Financial Statements

	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at September 30, 1997 were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), Roadrunner Distribution Services, Inc.
(RDS) and INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation.
Through its subsidiaries, the Company provides general and specialized truckload carrier and intermodal brokerage services on a regional basis throughout the forty-eight continental states and Canada.


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


	The results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.


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


(4) Contingent Liabilities

	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multiemployer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The notice states that the claim is based on the withdrawal of R-W
Service Systems, Inc. ("RW") from the fund in June, 1991. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The notice states that RW's withdrawal liability is approximately $4.3 million with accrued interest in the amount of approximately $1.9 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for RW's withdrawal liability. The Company has filed a formal request for review of the claim as provided by the MPPAA and has taken the position that it is not liable to the Fund. At this date, the Fund has not issued a formal response. If the Fund rejects the Company's position, the Company is entitled among other remedies, to seek resolution of the claim in binding arbitration. The Company intends to vigorously contest the Fund's claim and seek a prompt resolution of this matter. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is approximately
$121,000 per month and commenced August 1, 1997. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.

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


	The Company reported net earnings of $714,000 ($0.05 per share) on revenues of $64.4 million in the three months and net earnings of $1,176,000 ($0.09 per share) on revenues of $186.5 million in the nine months ended September 30, 1997. This compares with a net loss of $890,000 on revenues of $57.8 million, and a net loss of $2,210,000 on revenues of $168.1 million in the comparable periods of 1996, respectively. In the three months ended September 30, 1996, the Company recorded approximately $1.2 million in charges: to account for certain corporate personnel severance arrangements ($0.2 million); to write-off certain computer equipment ($0.3 million); to record the settlement and legal costs of previously disclosed litigation ($0.1 million); to reserve for unfavorable developments in several workers compensation and vehicle accident claim reserves ($0.4 million); and to account for certain other charges ($0.2 million).


	The Company's revenue grew by 11.3 percent in the third quarter of 1997 and each of its four carrier subsidiaries reported revenue improvements. The revenue growth experienced in the first two quarters has continued into the third quarter. Fuel prices continued to decline during the third quarter and were lower than the third quarter of the prior year, although the average cost per gallon for the nine months is only slightly lower than the average cost per gallon for the same time period of the prior year. Barring any unforeseen changes in the overall economy or in the price of fuel, management expects that the Company will benefit from continuing cost reduction programs in the area of safety, fuel purchasing and insurance costs, increased equipment utilization and an expanded fleet will allow for continued growth.


	Revenue miles for the third quarter of 1997 increased to 43.4 million miles up from 41.6 million miles for the same period in the prior year. Revenue per mile in the third quarter also improved by 1.5 percent to $1.32 per mile, up from $1.30 last year, continuing the trend reported in prior quarters.


	The Company's average total operating fleet, including owner-operators, at the end of the third quarter of 1997 was 2,183 tractors up from 2,037 at the end of the third quarter of 1996 representing an increase of more than 7 percent. The growth in the Company's fleet is due to a greater than 25 percent increase in the number of owner-operators as compared with the third quarter of 1996.


	A discussion of the impact of the above and other factors on the results of operations in the three months and nine months ended September 30, 1997 as compared to the comparable periods of 1996 follows.


1997 Compared to 1996

	     Three Months	Ended  9/30	%	    Nine Months	Ended 9/30	%
Key Operating Statistics	1997	 1996	Chg	 1997 	 1996 	Chg

Operating Revenues  ($millions)	$64.4	$57.8	11.3%	$186.5	$168.1	11.0%

Net Earnings (Loss)  ($ 000's)	$714	$(890)	NM	$1,176	$(2,210)	NM

Average Number  of Tractors	2,183	2,037	7.2%	2,171	2,061	5.3%

Total Loads (000's)	80	66.6	20.1%	227.3	194.7	16.8%

Revenue Miles  (millions)	43.4	41.7	4.1%	128.6	123.5	4.1%

Average Revenue per Revenue Mile	 $1.32	 $1.30	 1.5%	 $1.32	$1.29	 2.5%


Operating Revenues

	Operating revenues for the three months and nine months ended September 30, 1997 totaled $64.4 million and $186.5 million, respectively, as compared to $57.8 million and $168.1 million for the same periods in 1996, reflecting increased capacity and better freight availability than the prior year. Each of the Company's four truckload carriers have continued to grow throughout 1997.
Revenue increased by $6.6 million, or 11.3%, in the three months, and $18.4 million, or 11.0%, in the nine months ended
September 30, 1997, over the comparable 1996 periods. The average number of Company owned tractors declined 7.2% from 1,229 to 1,141 in the nine month period ended September 30, 1997 from the comparable period in 1996, while the average owner-operator tractor count increased 23.8% from 832 to 1,030.
Approximately 53.0% of the Company's revenue was generated by Company operated-equipment, and 38.1% by owner-operator equipment in the nine months ended September 30, 1997. This compares to 59.8% and 34.7% in the 1996 period. The remaining revenues were from freight brokered to other carriers.


	The Company experienced a 2.5% improvement in the average revenue per revenue mile in the first nine months of 1997 as compared to 1996. This is generally the result of a slight tightening of capacity in the markets served by the Company.



Operating Expenses


 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three month and nine month periods ended September 30.

	   Three Months	Ended 9/30   	   Nine Months	 Ended 9/30
               	 1997 	 1996 	 1997 	 1996


Operating revenues	100 %	100 %	 100 %	100 %

Operating expenses:
   Purchased transportation
       and equipment rents	44.9	38.6	43.0 	38.6
   Salaries, wages and benefits	23.8	27.3	24.4	27.0
   Fuel and operating expenses 18.4	21.3	19.8	21.9
   Operating taxes and licenses	4.0 	4.8	4.1	4.8
   Insurance and claims	3.2	4.1	3.3	3.8
   Depreciation	1.7	2.8	1.9	2.2
   Other operating expenses	1.2	 1.3 	1.2	1.7


         Total operating expenses	97.2%	100.2%	97.7% %	100.0%



	Purchased transportation and equipment rents increased as a percentage of revenue due to the significant growth in the Company's use of owner-operators. Correspondingly, salaries, wages and benefits decreased as a percentage of revenue because of the relatively smaller portion of the Company's total revenue generated by Company operated equipment and the growing portion of the Company's total revenue from owner-operators and from
freight brokered to other carriers.   Fuel and other operating
expenses are attributable to Company-operated equipment and these expenses also declined in relation to growth in the use of owner-operators and freight brokered to other carriers. Other operating expenses decreased in 1997 over 1996 due to reduced professional fees and reduced accounts receivable service fees.


Interest Expense


	Interest expense increased in 1997, primarily as a result of the increased borrowings under the Company's bank credit facility resulting from the Company's decision to discontinue its accounts receivable factoring service.


Provision for Income Taxes



	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year.



Liquidity and Capital Resources


	The Company generated $0.6 million of cash in the first nine months of 1997. As reflected in the accompanying Consolidated Statements of Cash Flows, the Company generated $1.7 million of cash from operating activities primarily from net earnings before depreciation and amortization offset by growth in both accounts receivable and payable attributable to the Company's revenue growth. Approximately $1.3 million, net, of this cash was used in financing activities primarily for principal payments on long-term debt. An additional $0.2 million was generated from investing activities, primarily from the disposition of property and equipment.


	The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility consists of a $5.0 million term loan with a final maturity of December 31, 1999, and a $28.0 million revolving line of credit which expires January 15, 1999. Quarterly principal payments of $312,500 on the term loan commenced on April 1, 1996. The line of credit includes provisions for the issuance of up to $12.0 million in stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the revolving line of credit totaled $5.9 million at September 30, 1997, and outstanding letters of credit totaled $6.7 million at that date.
The combination of these two bank credits totaled $12.6 million, leaving approximately $11.9 million of borrowing capacity under the credit facility at September 30, 1997.


	The Company believes that cash generated from operations, and cash available to it under the bank credit facility will be sufficient to meet the Company's cash needs for the foreseeable future.



PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS.

	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multiemployer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The notice states that the claim is based on the withdrawal of R-W
Service Systems, Inc. ("RW") from the fund in June, 1991. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The notice states that RW's withdrawal liability is approximately $4.3 million with accrued interest in the amount of approximately $1.9 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for RW's withdrawal liability. The Company has filed a formal request for review of the claim as provided by the MPPAA and has taken the position that it is not liable to the Fund. At this date, the Fund has not issued a formal response. If the Fund rejects the Company's position, the Company is entitled among other remedies, to seek resolution of the claim in binding arbitration. The Company intends to vigorously contest the Fund's claim and seek a prompt resolution of this matter. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is approximately
$121,000 per month and commenced August 1, 1997. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.


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


						INTRENET, INC.
						(Registrant)

						/s/ John P. Delavan
						John P. Delavan,
						President and Chief
						Executive Officer


November 13,1997				/s/ Roger T. Burbage
						Roger T. Burbage,
						Chief Financial Officer
						(Principal Financial and
						 Accounting Officer)