Form 10-K
period 1997-12-31
INTRENET INC
filed 1998-03-26
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(As filed via EDGAR on March 26, 1998)

       (Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.			Yes    X  	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of RegulationS-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PartIII of this Form10-K or any
amendment to this Form10-K.	[ X  ]

The aggregate market value of the common stock (based upon the closing sale price on such date) held by non-affiliates of the
registrant as of March 2, 1998, was approximately   $25,952,259.

	(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March2, 1998, there were 13,550,638 shares issued and outstanding.

	Documents Incorporated By Reference: Portions of the following documents have been incorporated by reference into this report:

Identity of Document			                              Parts of Form 10 - K into
Proxy Statement to be filed for the	              Which Document is Incorporated
1998 Annual Meeting of Shareholders of Registrant           	Part III


INTRENET, INC.
1997 Annual Report on Form 10-K

Table of Contents

	     Part  I	                                                  Page

Item	1.	Business		                                                 3

Item	2.	Properties		                                               6

Item	3.	Legal Proceedings		                                        7

Item	4.	Submission of Matters to a Vote of Security Holders	       7

Part  II

Item	5.	Market for Registrant's Common Equity and Related
        Stockholder Matters	                                       7

Item	6.	Selected Financial Data		                                  9

Item	7.	Management's Discussion and Analysis of Financial
        Condition and Results	of Operations		                     10

Item 7A.	Quantitative and Qualitative Disclosures About
         Market Risk	                                             13

Item	8.	Financial Statements and Supplementary Data		             13

Item	9.	Changes in and Disagreements With Accountants on
        Accounting and	Financial Disclosures		                    13

Part  III

Item	10.	Directors and Executive Officers of the Registrant		     13

Item	11.	Executive Compensation		                                 13

Item	12.	Security Ownership of Certain Beneficial Owners
         and Management	                                          13

Item	13.	Certain Relationships and Related Transactions		         13

Part  IV

Item	14.	Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K	                                             13

Signatures			                                                     14

Index to Exhibits		                                               15


PART  I

Item 1.  Business.

General

	The Company was incorporated in 1983 under the laws of the State of Indiana, as a holding company for truckload carrier subsidiaries. The Company owns, directly or indirectly, 100% of four licensed truckload carriers and an intermodal brokerage logistics operation (the operating subsidiaries), which provide general and specialized regional truckload carrier services throughout North America. The operating subsidiaries are Roadrunner Trucking, Inc., (RRT); Eck Miller Transportation Corporation, (EMT); Advanced Distribution System, Inc., (ADS); Roadrunner Distribution Services, Inc., (RDS); and INET
Logistics, Inc., (INL). In addition, the Company owns an intercompany employee leasing subsidiary, and an inactive
Bermuda captive-insurance subsidiary.

	The Company's operating subsidiaries presently operate more than 2,200 tractors, including tractors provided by owner-operators. Some of the Company's operating subsidiaries rely partially upon a network of commissioned agents and independent contractors who own and operate tractors and trailers. Other operating subsidiaries primarily use company-operated equipment. In 1997, the Company's fleet traveled over 170 million revenue miles delivering approximately 285,000 loads for Company customers. The Company also brokered approximately 22,000 loads to other carriers. No customer accounted for more than 10% of the Company's revenue in 1997.

	The Company's executive offices are located at 400 TechneCenter Drive, Suite 200, Milford, Ohio 45150 and its telephone number is (513) 576-6666. Except as otherwise indicated by the context, the term Company, as used herein, means Intrenet, Inc.
and its consolidated subsidiaries.

Operating Subsidiaries

	Select operating statistics as of December 31, 1997 are as follows:

                         	RRT	 EMT	 ADS  	RDS	 Total

Company Tractors	         483	 339  171	  176	 1,169
Owner-Operators	          126	 445	 401 	  85	 1,057
     Total Tractors	      609	 784	 572	  261	 2,226
Company Trailers	         908	 402	 238	  475	 2,023
Company Drivers	          513	 362	 199	  170	 1,244
Total Employees	          691	 499	 287	  198	 1,693
Sales  Agents             	44	 153	 233	   22	   452
Avg. Length of Haul
 in Revenue Miles	        723  427  581 1,105    598
                        miles milesmilesmiles  miles

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

	Eck Miller Transportation Corporation. EMT is a specialized truckload carrier operating a nationwide service system of nearly 800 sided flatbed and heavy-haul trailers. EMT primarily transports metal articles, building materials and machinery over lanes radiating from the midwest to all other regions of the United States. EMT is an Indiana corporation, headquartered in Rockport, Indiana.

	EMT operates a fleet of company-operated and owner-operator
tractors.   Most of its 150 field offices are operated by
commissioned sales agents.   The utilization of owner-operators
and agents limits EMT's investment in labor and equipment.

	Advanced Distribution System, Inc. ADS is a truckload carrier that transports general commodity freight, including iron, steel, pipe, heavy machinery and building products, throughout the United States and Canada on flatbed trailers and dry vans.
ADS is a Florida corporation, headquartered in Columbus, Ohio.

	ADS is primarily dependent upon commissioned agents as sources for business. ADS also depends exceedingly on owner-operators to provide equipment and drivers to haul shipments. The utilization of agents and owner-operators limits ADS' investment in labor and equipment.

	Roadrunner Distribution Services, Inc. RDS is a truckload van carrier that transports a wide variety of general commodities, including electronics, auto parts, sportswear and consumer goods throughout service lanes in the Central and Southwestern regions of the United States. RDS operates a nationwide freight brokerage business, and services customers in Mexico through El
Paso, TX and Nogales, AZ. RDS is a Texas corporation, headquartered in Indianapolis, Indiana.

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

Commissioned Sales Agents and Owner-Operators

	The operating subsidiaries which use commissioned agents and independent owner-operators generally do not have long-term contractual agreements with their agents or owner-operators, and treat both categories of persons as independent contractors.
Working relationships with such persons are dependent upon mutually beneficial characteristics including confidence in service levels, support in customer relations, compensation levels and systems and opportunities for growth. Many of the Company's agreements with commissioned agents are non-exclusive.

	From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the employment status of independent contractors to treat them as employees for either employment tax purposes or for other benefits available to Company employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes, based on contractual relationships and industry practice.

	Although management is unaware of any proposals currently pending to change the employee/independent contractor classification, the costs associated with potential changes, if any, could adversely affect the Company's results of operations if the Company were unable to reflect them in its fee arrangements with its independent owner-operators and commissioned agents, or in the prices paid by its customers.

Revenue Equipment

	At December 31, 1997, the Company owned or leased 1,169 tractors, 1,425 flatbed trailers and 598 dry van trailers. The following is a summary of Company operated revenue equipment at December 31, 1997:

											                      Trailers
                   Tractors   Flatbed  Dry Van
Model year
prior to 	1995    		    241  		854	      122
          1995		        396  		242	        -
          1996    	      49	  	300      	476
         	1997		        452 	   29	        -
        		1998	  	       31      -     	   -
                 			  1,169  1,425       598

    In addition, at the same date, owner-operators under contract provided 1,057 tractors for Company operations.

	The Company has plans to acquire approximately 350 tractors in 1998, of which approximately 320 will replace older tractors.
The new tractors are expected to be financed primarily under operating leases.

Employees

	At December 31, 1997, the Company employed 1,693 individuals, of whom 1,244 were drivers. Management considers its relationship with employees to be good. None of the Company's employees are represented by a collective bargaining unit.

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

	At December 31, 1997, the Company employed 1,244 drivers. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, personal evaluations, a physical examination and mandatory drug testing. All drivers attend orientation programs and ongoing driver efficiency and safety programs.

	Competition for drivers is intense in the trucking industry, and the Company has at times experienced difficulty attracting and retaining a sufficient number of qualified drivers.
Management believes the Company's ability to avoid severe driver shortages results from specific measures it takes to attract and retain highly qualified drivers. These measures include purchasing or leasing premium quality tractors equipped with comfort and safety features, allowing the driver to return home on a average of once every two to three weeks, and extending participation in the Company's 401(k) profit sharing plan and health insurance plan. Drivers are compensated on the basis of miles driven and number of stops and deliveries made, plus bonuses relating to performance, fuel efficiency and compliance with the Company's safety policies. The Company continually evaluates driver compensation in order to further enhance its ability to retain and attract sufficient qualified drivers.
None of the Company's drivers is represented by a collective bargaining unit.

Regulation

	Each of the operating subsidiaries that is a motor carrier is regulated by various federal and state agencies. Effective
January 1, 1996, the ICC Termination Act of 1995 (the Act) abolished the Interstate Commerce Commission (ICC) and established within the Department of Transportation (DOT) the Surface Transportation Board. The Surface Transportation Board performs a number of functions previously performed by the ICC.
The Act eliminates most tariff filings and rate regulation, but retains most other regulations issued by the ICC, until modified or terminated by the Surface Transportation Board.

	Each of the motor carrier operating subsidiaries is subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. All of the Company's drivers are required to obtain national commercial driver's licenses pursuant to the regulations promulgated by the DOT. Also, DOT regulations impose mandatory drug and alcohol testing of drivers. Each of the motor carrier operating subsidiaries had a satisfactory safety rating with the DOT at December 31, 1997.

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

Risk Management and Insurance

	The Company's risk management programs provide protection of its assets and interests through a combination of insurance and self-insurance. The Company maintains both primary and excess auto liability insurance with limits and deductibles in amounts of $100,000 to $250,000, and in amounts management believes to be adequate.

	Workers' compensation and employer's liability exposure are covered by a combination of large-deductible insurance policies, a state approved self-insurance program, monopolistic state workers' compensation funds, and a self-insured ERISA accident indemnity plan. Coverage is for statutory limits, with deductibles generally for the first $250,000 of exposure.

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

	The Company's fuel storage facilities are subject to environmental regulatory requirements of the U.S. Environmental Protection Agency which imposes standards and requirements for regulation of underground storage tanks of petroleum and certain other substances, and by state law. Management believes that it is in compliance with such requirements that are applicable to tanks it owns or operates, and believes that future compliance-related expenditures, in the aggregate, will not be material to the Company's financial or competitive position.

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

Item 2.  Properties.

	The Company leases its headquarters facility, which consists of approximately 4,000square feet of office space. The lease provides for rent at approximately $5,000 per month and is presently in the last year of its option with the lease expiring in August, 1998. The Company is currently negotiating to re-lease its current headquarters site.

	The following table provides information concerning other significant properties owned or leased by the Operating
Subsidiaries.

					                                                    Owned
	        Operating	              Type of		               or	      Approximate
Location	Subsidiary	            Facility		               Leased			Acreage

Albuquerque, NM	RRT		        Company Headquarters,		       Owned   15
			                          Terminal, Maintenance
			                          Facility and Bulk Fueling
			                          Station

Albuquerque, NM	RRT		        Terminal and Office Facility	 Owned		  6
			                          (Under lease to others)

Dallas, TX	RRT		             Terminal		                    Leased		 5

Houston, TX	RRT		            Terminal		                    Leased		 5

Vinton, TX	RRT		             Terminal, Maintenance		       Leased		 4
			                          Facility and Bulk Fueling
  			                        Station

Kingman, AZ	RRT		            Terminal		                    Leased		 4

Phoenix, AZ	RRT		            Terminal	                     Leased		 3

Snowflake, AZ	RRT		          Terminal & Bulk Fueling		     Leased		 1
			                          Station

Fontana, CA	RRT              Terminal and Bulk Fueling	    Leased		 4
			                          Station

Indianapolis, IN	RDS		       Company Headquarters		        Leased		 1
			                          and Terminal

El Paso, TX	RDS		            Terminal, Maintenance		       Owned		  4
			                          Facility and Bulk Fueling
			                          Station

Rockport, IN	 EMT		          Company Headquarters,		       Owned		 13
			                          Terminal, Maintenance
 		                          Facility and Bulk Fueling
			                          Station

Columbus, OH	ADS		           Company Headquarters		        Leased		 2

Amlin, OH	ADS		              Maintenance Facility		        Leased		 2

Schaumburg, IL	INL		         Company Headquarters		        Leased		 -

	All properties owned by the Company and the Operating
Subsidiaries are subject to liens in favor of the Company's primary lender or independent mortgage lenders. See Note 2 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings.

	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multi-employer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc.
("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April
1988, when it and certain other subsidiaries were sold.  The
Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability. The Company has filed a formal request for review of the claim as provided by the MPPAA and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

	No matters were submitted to a vote of security holders of the Company during the three months ended December 31, 1997.

Executive Officers of the Registrant.

	Pursuant to federal InstructionG(3) of Form10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included in lieu of being included in the Proxy Statement for its Annual Meeting of Stockholders:

	Certain information concerning the executive officers of the Company as of December 31, 1997, is set forth below.

	Name                 Age
 Position

	John P. Delavan	      45
	President and Chief Executive Officer

	Roger T. Burbage	     54
	Chief Financial Officer, Secretary and Treasurer

	Officers of the Company serve at the discretion of the Board of Directors.

	John P. Delavan has been President and Chief Executive Officer since June, 1996, and a Director since September, 1996. From
1991 to June, 1996, Mr. Delavan was President of Landstar-Inway,
Inc., a truckload carrier affiliated with Landstar Systems, Inc.

	Roger T. Burbage has been the Chief Financial Officer since March, 1997. Prior to joining the Company, Mr. Burbage was
President of Landstar Poole, Inc., a truckload carrier affiliated with Landstar Systems, Inc. Mr. Burbage was with
Landstar Poole, Inc. for approximately five years.


PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

	The Common Stock is traded on The NASDAQ Small-Cap Market
(NASDAQ) under the symbol INET. The following table sets forth the high and low sales prices as reported by NASDAQ.

1996		                HIGH     LOW

First Quarter	       2.625	  1.875
Second Quarter	      2.625	  1.625
Third Quarter	       2.625	  1.625
Fourth Quarter	      2.475	  2.000

1997

First Quarter	       2.813	  1.875
Second Quarter	      2.625	  2.188
Third Quarter	       3.250	  2.438
Fourth Quarter	      3.375	  2.813

1998

First Quarter	       3.438	  3.063
(Through February 28)

	On March 2, 1998, there were 230 holders of record of Common
Stock.

	The Company has never paid a cash dividend on its Common Stock. The Company's bank agreement contains covenants which restrict the Company's ability to pay cash dividends. See Note2 of Notes to Consolidated Financial Statements. The Company does not anticipate paying cash dividends on Common Stock in the foreseeable future.

	During the three months ended December 31, 1997, the Company did not offer or sell any equity securities in a transaction that was exempt from the requirements of the Securities Act of 1933, as amended.

Item 6.   Selected Financial Data.

                                                                    Year Ended December 31,
                                                1997       1996        1995        1994        1993
                                                     (In Thousands, Except Per Share Amounts)
STATEMENT OF OPERATIONS DATA
   Operating revenues                       $247,888   $ 224,613   $ 214,973   $ 214,838   $ 191,390

   Operating expenses:

   Purchased transportation
      and equipment rents                    108,292      87,834      80,997      79,946      73,071
   Salaries, wages and benefits               59,943      60,017      58,733      53,281      44,245
   Fuel and other operating expenses          48,550      49,251      46,610      44,777      41,196
   Operating taxes and licenses               10,045      10,670      10,093       9,846       7,196
   Insurance and claims                        7,987       8,812       6,986       7,680       8,622
   Depreciation                                4,526       5,096       4,651       4,826       5,386
   Other operating expenses                    3,316       3,591       3,842       4,077       4,941
       Total operating expenses              242,659     225,271     211,912     204,433     184,657

       Operating income (loss)                 5,229        (658)      3,061      10,405       6,733

   Interest expense                           (2,908)     (2,397)     (2,886)     (3,557)     (3,949)
   Other income (expense), net                  (420)       (420)        (82)       (357)       (352)
       Earnings (loss) before income taxes
           and extraordinary items             1,901      (3,475)         93       6,491       2,432
   Income taxes                                 (580)          -        (305)     (1,326)       (922)
       Earnings (loss) before
           extraordinary items                 1,321      (3,475)       (212)      5,165       1,510
   Extraordinary gain, net                         -           -           -           -       1,188
       Net earnings (loss)                  $  1,321   $  (3,475)  $    (212)  $   5,165   $   2,698


   Basic
       Before extraordinary items           $   0.10   $   (0.26)  $   (0.02)  $    0.57   $    0.17
       Extraordinary items, net             $      -   $       -   $       -   $       -   $    0.13
       Net earnings (loss)                  $   0.10   $   (0.26)  $   (0.02)  $    0.57   $    0.30

   Diluted
       Before extraordinary items           $   0.10   $   (0.26)  $   (0.02)  $    0.40   $    0.14
       Extraordinary items, net             $      -   $       -   $       -   $       -   $    0.09
       Net earnings (loss)                  $   0.10   $   (0.26)  $   (0.02)  $    0.40   $    0.23


BALANCE SHEET DATA
   Current assets                           $ 36,499   $  30,348   $  26,716   $  29,320   $  27,206
   Current liabilities                        29,293      30,216      27,339      28,329      24,170
   Total assets                               75,964      77,168      67,638      69,058      64,636
   Long-term debt                             22,401      24,210      14,981      22,291      26,223
   Shareholders' equity                       21,470      19,892      23,018      16,438      11,243


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

	Introduction

	The Company reported net earnings in 1997 of $1.3 million on revenues of $247.9 million, as compared to a net loss of $3.5 million on revenues of $224.6 million in 1996, and a net loss of $0.2 million on revenues of $215.0 million in 1995.

	As discussed more fully below, the Company's performance throughout 1997 reflects a generally stronger economy, lower fuel prices at the pump (although prices are still above 1990 through 1995 levels), a continued emphasis on cost reduction and growth in the size of the Company's owner-operator fleet.

	A discussion of the impact of the above and other factors on the results of operations in 1997 as compared to 1996, and 1996 as compared to 1995 follows.

1997 Compared to 1996
                                                                  %
Key Operating Statistics                 1997         1996     Change

Operating Revenues ($ millions)	       $247.9	        $224.6    10.4%
Net Earnings (Loss)	                     $1.3	         $(3.5)      NM
Average Tractors                        2,225	         2,080     7.0%
Total Loads (000's)	                    306.3          259.3    18.1%
Revenue Miles (millions)	               170.1	         162.8     4.5%
Average Revenue per Revenue Mile       $1.321         $1.298     1.8%

	Operating Revenues. Operating revenues increased by $23.3 million, or 10.4% in 1997 to $247.9 million from $224.6 million in 1996. The majority of this increase occurred in the owner-operator fleet where revenues increased by $16.5 million or 20.9%. Brokered revenues also increased $10.1 million or 76.4% in 1997 over 1996, while Company fleet revenues decreased $3.2 million or 2.5%.

	The 4.5% increase in revenue miles (volume) in 1997 is primarily attributable to a 21.3% increase in the average number of owner-operator trucks.

	The 1.8% increase in average revenue per revenue mile (price) is a result of slightly improved competitive conditions which allowed prices to increase modestly during 1997. This price increase was minimally affected by fuel surcharge revenues which were relatively the same in 1997, compared to 1996.

	Operating Expenses. The following table sets forth the percentage relationship of operating expenses to operating revenues for the years ended December 31, 1997 and 1996.

                                    1997   1996

Operating Revenues 	               100.0%	100.0%

Operating Expenses:
	Purchased transportation and
	   equipment rents	                43.7	  39.1
	Salaries, wages and benefits	      24.2	  26.7
	Fuel and other operating expenses	 19.6	  21.9
	Operating taxes and licenses	       4.1    4.8
	Insurance and claims	               3.2	   3.9
	Depreciation	                       1.8   	2.3
	Other operating expenses	           1.3    1.6

	Total Operating Expenses	          97.9% 100.3%

  In 1997, the mix of company-operated versus owner-operator equipment shifted to a higher dependence on owner-operator equipment, although the Company was still primarily dependent on company-operated tractors. Approximately 52% of the Company's revenue was generated with company-operated equipment in 1997, as compared to approximately 59% in 1996.

	The decreased use of the Company fleet in 1997 resulted in decreases in salaries, wages and benefits, and fixed costs (operating taxes and licenses) related to ownership or lease of revenue equipment. Conversely, higher use of owner-operator equipment resulted in increases in purchased transportation as a percentage of revenue. The Company also benefited from lower fuel prices at the pump during 1997. The national average price per gallon at the pump declined approximately $.035 per gallon. Even with this decrease, the price per gallon at the pump is still approximately $.08 per gallon higher than it averaged during the first half of this decade. Relative to 1996, management estimates this price decrease lowered operating expenses by approximately $0.8 million in 1997.

	The Company's insurance expense decreased to 3.2% of revenue in 1997 from 3.9% of revenue in 1996. This decrease is primarily due to better accident experience and slightly lower insurance premiums. Approximately one third of the Company's insurance expense represented premium payments in 1997 and 1996. The remaining two thirds of the expenses are comprised of estimates for claims and deductible obligations resulting from accidents and claims.

	Depreciation expense decreased in 1997 as compared to 1996 as the Company owned approximately 40 fewer tractors in 1997 and replaced some capitalized leases with operating leases.

	Other operating expenses decreased to 1.3% of revenue in 1997 from 1.6% in 1996 primarily as a result of reduced communications expense and reduced legal and professional fees.

	Interest Expense. Interest expense increased by approximately $0.5 million in 1997 as compared to 1996 due to higher average borrowings over the course of the year.

	Following is a summary of interest expense for the years ended December 31, (in millions):

                                      1997      1996
Interest and fees on notes
  payable to banks	                 $  1.1	   $  0.9
Interest on capital leases and
  other indebtedness	                  1.8	      1.5

                                   	$  2.9	   $  2.4

	Provision For Income Taxes. The provision in 1997 was approximately $0.6 million, or 31% of pretax earnings. The effective tax rate is lower than the statutory tax rate due to the utilization of certain post-reorganization tax attributes which had a full valuation allowance, offset by the impact of certain non-deductible expenses.

	No provision for income taxes was provided in 1996 as a result of the operating losses incurred. A $1.0 million increase in the net deferred tax assets was offset by a $1.0 million increase in valuation allowances.

1996 Compared to 1995
      					                                                  %
Key Operating Statistics                    1996    1995  Change

Operating Revenues ($ millions)	          $224.6	 $215.0	  4.5%
Net Earnings (Loss)	                       $(3.5)  $(0.2)    NM
Average Tractors                           2,080   2,063 	 0.8%
Total Loads (000's)	                       259.3	  246.9	  5.0%
Revenue Miles (millions)	                  162.8	  155.3	  4.8%
Average Revenue per Revenue Mile          $1.298  $1.307  (0.7%)

	Operating Revenues. Operating revenues increased by $9.6 million, or 4.5% in 1996 to $224.6 million from $215.0 million in 1995. The majority of this increase occurred in the owner-operator fleet where revenues increased by $6.9 million or 9.6%. Brokered revenues also increased nearly 10% in 1996 over 1995, while Company fleet revenues increased 1.2%.

	The 4.8% increase in revenue miles (volume) in 1996 is primarily attributable to a 6.4% increase in the average number of owner-operator trucks.

	The 0.7% decrease in average revenue per revenue mile is a result of significantly sharper competitive conditions which drove prices down in early 1996. While pricing recovered somewhat later in the year, some of the increased prices resulted from fuel surcharges intended to recover steeply higher fuel costs. Without fuel surcharges, the average revenue per revenue mile would have declined by 1.2% in 1996 over 1995.

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

	The relatively higher use of owner-operator equipment in 1996 resulted in decreases in salaries, wages and benefits, and fixed costs related to ownership or lease of revenue equipment, and increases in owner-operator purchased transportation as a percentage of revenue. Offsetting this trend towards higher owner-operator based costs, and lower company-operated equipment costs, however, was steeply higher fuel costs incurred to operate company equipment in 1996. Management estimates that the approximately 13 cent per gallon higher fuel price in 1996 resulted in increased fuel costs of approximately $3.0 million over those incurred in 1995.

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

	Interest Expense. Interest expense decreased by approximately $0.5 million in 1996 as compared to 1995, due to lower interest and fees on the Company's bank credit facility. The credit facility was amended on January 15, 1996, lowering the interest rate from 1 1/4% over prime to 1/2% over prime, and reducing credit facility fees. In addition, the prime rate was lower in 1996, on average, than in 1995. Average borrowings outstanding were flat.

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

	Provision For Income Taxes. No provision for income taxes was provided in 1996 as a result of the operating losses incurred.
A $1.0 million increase in net deferred tax assets was offset by a $1.0 million increase in valuation allowances. A provision for income taxes of approximately $0.3 million, or approximately
328% of pre-tax earnings, was provided in 1995. The higher than statutory effective tax rate results from the effect of certain non-deductible expenses.

Liquidity and Capital Resources

	The Company generated $0.2 million of cash and cash equivalents in the years ended December 31, 1997 and 1996. As reflected in the accompanying Consolidated Statement of Cash Flows, in 1997,
$2.0 million of cash was generated from operating activities, which was up slightly from the $1.7 million generated in 1996.
The $1.1 million, net, generated from investing activities in 1997 was lower than 1996 by approximately $2.7 million as a result of fewer equipment disposals. Borrowings under the line of credit increased by over $1.0 million primarily to fund principal payments on long term debt, which were $1.3 million lower than 1996, as a result of 40 fewer company-operated tractors.

	The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility consists of a $5.0 million term loan with a final maturity of December 31, 1999, and a revolving line of credit, with a maximum limit of $28.0 million, which expires January 1, 2000. Quarterly principal payments of $312,500 on the term loan are required until its maturity. The line of credit includes provisions for the issuance of up to $12.0 million in standby letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility (the Borrowing Base). Borrowings under the revolving line of credit totaled $5.9 million at December 31, 1997, and outstanding letters of credit totaled $7.1 million at that date.
The combination of these two bank credits totaled $13.0 million and, given the then existing Borrowing Base, left approximately
$8.6 million of borrowing capacity under the revolving line of credit at December 31, 1997. The comparable borrowing capacity under the revolving line of credit as of March 2, 1998, was approximately $6.0 million. The decrease in borrowing capacity from December to March, results primarily from the financing of annual license plates and permits for the company-operated fleet. The Company's borrowing capacity typically is lowest in the first half of the year, and increases throughout the second half of the year.

	The Company was in compliance with all of its financial covenants contained in its bank credit facility during the year. During the last quarter of 1997, management became aware that the earnings that would be reported for 1997 would cause the Company to not be in compliance with a financial covenant test contained in a mortgage loan to one of the operating subsidiaries for December 31, 1997, and later periods. Management requested that the lender waive noncompliance with this provision, and establish a new covenant test. Subsequent to year end, the Company and the lender executed an amendment to the agreement which waives noncompliance with such test and establishes a new test which management believes the Company will be able to meet for the remaining term of the loan.

	The Company currently believes that cash generated from operating, financing and investing activities and cash available to it under the bank credit facility will be sufficient to meet the Company's needs during 1998.

	Other Factors.

	Inflation can be expected to have an impact on most of the Company's operating costs although the impact of inflation in recent years has been minimal. Changes in market interest rates can be expected to impact the Company to the extent that revenue equipment is added and replaced and because the Company's lease rates and bank financing is related to market interest rates.

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

New Accounting Pronouncements

    In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting Information on operating segments. These statements are effective for fiscal years beginning after December 15, 1997. At this time, the Company has not determined the impact of these statements on its disclosures.

Year 2000

    The Company has assessed, and continues to assess, the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all.
This inability to recognize or properly treat the year 2000 may cause our systems to process critical financial and operational information incorrectly. One of the more significant Year 2000 issues faced by the Company are the systems in place within the Company's dispatch and equipment control system, which are not Year 2000 compliant. As a result, in 1998 the Company is updating and working with the vendors of any products it is using to install and modify all of its applications and computer systems and, in particular, its dispatch and equipment control system to insure that they will be Year 2000 compliant. All programs are expected to be fully tested and problems resolved by June 30, 1999. The Company does not expect the costs associated with becoming Year 2000 compliant to be material.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

              Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
                                                      Page
Consolidated Balance Sheets	                            16
Consolidated Statements of Operations	                  17
Consolidated Statements of Shareholders' Equity	        18
Consolidated Statements of Cash Flows	                  19
Notes to Consolidated Financial Statements	             20
Report of Independent Public Accountants	               25

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures.

	Not Applicable.


PART  III

Item 10.  Directors and Executive Officers of the Registrant.

	The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation14A.

Item 11.  Executive Compensation.

	The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation14A.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

	The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation14A.

Item 13.  Certain Relationships and Related Transactions.

	The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation14A.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	(a)(1)	Financial Statements

	All financial statements of the Registrant are set forth under
Item 8 of this Report.

	(2)	Financial Statement Schedule

  Schedule Number               Description                     Page

          II                Valuation and Qualifying Accounts     26

	The report of the Registrant's independent public accountants with respect to the above-listed financial statements and financial statement schedule appears on page 25 of this Report.

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

       No reports on Form 8-K were filed during the last quarter of 1997.


	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

	INTRENET,  INC.

	By:    /s/  John P. Delavan
	John P. Delavan
	President and Chief Executive Officer

Date:          March 26, 1998

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	                 Title	                        Date

 /s/  John P. Delavan     		President,Chief Executive	    March 26, 1998
John P. Delavan 			         Officer and Director
			                         (Principal Executive Officer)

 /s/  Roger T. Burbage      Chief Financial Officer,	     March 26, 1998
Roger T. Burbage			         Treasurer and Secretary
                         			(Principal  Financial and
                        			 Accounting Officer)

/s/  Edwin H. Morgens       Chairman of the Board         March 26, 1998
Edwin H. Morgens            and Director

/s/                         Director	                     March 26, 1998
Ned N. Fleming, III

/s/                        	Director	                     March 26, 1998
Eric C. Jackson

/s/  Thomas J. Noonan, Jr.  Director	                     March 26, 1998
Thomas J. Noonan, Jr.

/s/ Philip Scaturro         Director	                     March 26, 1998
Philip Scaturro


	INDEX TO EXHIBITS

				                                         Page Number or Incorporation
Exhibit                                      by Reference to an Exhibit
Number            Description		              Filed as Part of

3.1	  Restated Articles of the Registrant	   Registration Statement
                                             on Form 8-A/A	filed on
                                             August 11, 1995, as Exhibit 2 (a)

3.2	  Restated Bylaws of the Registrant	     Registration Statement on
                                             Form 8-A/A	filed on
                                             August 11, 1995, as Exhibit 2 (b)

10.1	 Fourth Amended and Restated Loan	      Annual Report on Form 10-K for the
      Agreement dated as of January 15,1996, year ended December 31, 1995, as
      by and among the Registrant, certain	  Exhibit 10.1
		    subsidiaries and The Huntington
      National Bank

10.2	 First Amendment to Fourth Amended and	 Quarterly Report on Form 10-Q for
      Restated Loan Agreement dated as of	   the quarter ended June 30, 1996,
      March 31, 1996 	                       as Exhibit 10.1

10.3	 Second Amendment to Fourth Amended and	Annual Report on Form 10-K for the
	     Restated Loan Agreement dated as of 	  year ended December 31, 1996, as
      March 7, 1997                          Exhibit 10.12

10.4	 1992 Non-Qualified Stock Option Plan	  Annual Report on Form 10-K for the
                                             year ended December 31, 1992, as
                                             Exhibit 10.2

10.5	 Stock Option Agreement dated as of 	   Quarterly Report on Form 10-Q for
      June 4, 1996, between the Company	     the quarter ended June 30, 1996, as
      and John P. Delavan	                   Exhibit 10.3

10.6	 Stock Option Agreement dated as of 	   Annual Report on Form 10-K for the
      November 4, 1996, between the Company	 year ended December 31, 1996, as
     	and John P. Delavan	                   Exhibit 10.31

10.7	 Stock Option Agreement dated as of 	   Quarterly Report on Form 10-Q for
      March 10, 1997, between the Company	   the quarter ended March 31,1997, as
      and Roger T. Burbage	                  Exhibit 10.2

10.8	 Employment Agreement dated as of 	     Quarterly Report on Form 10-Q for
      June 4, 1996, between the Company	     the quarter ended June 30, 1996,as
      and John P. Delavan	                   Exhibit 10.2

10.9	 Employment Agreement dated as of 	     Quarterly Report on Form 10-Q for
      March 10, 1997, between the Company	   the quarter ended March 31,1997, as
      and Roger T. Burbage	                  Exhibit 10.1

10.10	1993 Stock Option and Incentive Plan		 Registration Statement on Form S-8
                                             (Registration No. 33-69882)  filed
			                                         	September 29, 1993, as exhibit 4E

11	   Computation of Per Share Earnings 			                27

21	   List of Subsidiaries of the Registrant			            28

23	   Consent of Independent Public Accountants		          28

27	   Financial Data Schedule			                           --


INTRENET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Years Ended December 31, 1997 and 1996
(In Thousands of Dollars)


         Assets                                                                          1997            1996
Current assets:
    Cash and cash equivalents                                                       $       598     $       410
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,110 in 1997
        and $770 in 1996                                                                 30,474          25,334
    Prepaid expenses and other                                                            4,697           4,604
            Total current assets                                                         35,769          30,348

Property and equipment, at cost, less accumulated
        depreciation of $16,117 in 1997 and $13,861 in 1996                              30,248          35,882
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization
        of $4,998 in 1997 and $4,558 in 1996                                              5,889           7,611
Deferred income taxes, net                                                                2,723           2,723
Other assets                                                                              1,335             604
              Total assets                                                          $    75,964     $    77,168


        Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                                      $     5,167     $     6,510
    Accounts payable and cash overdrafts                                                  7,772           8,190
    Current accrued claim liabilities                                                     8,829           8,400
    Other accrued expenses                                                                7,525           7,116
              Total current liabilities                                                  29,293          30,216

Long-term debt and capital lease obligations                                             22,401          24,210
Long-term accrued claim liabilities                                                       2,800           2,850
              Total liabilities                                                          54,494          57,276

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,548,138 and 13,412,138 shares
        issued and outstanding at December 31, respectively                              16,851          16,594
    Retained earnings since January 1, 1991                                               4,619           3,298
              Total shareholders' equity                                                 21,470          19,892
              Total liabilities and shareholders' equity                            $    75,964     $    77,168


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 1997, 1996 and 1995
(In Thousands of Dollars, Except Per Share Data)


                                                                         1997            1996            1995
Operating revenues                                                  $   247,888     $   224,613     $   214,973

Operating expenses:
  Purchased transportation
     and equipment rents                                                108,292          87,834          80,997
  Salaries, wages, and benefits                                          59,943          60,017          58,733
  Fuel and other operating expenses                                      48,550          49,251          46,610
  Operating taxes and licenses                                           10,045          10,670          10,093
  Insurance and claims                                                    7,987           8,812           6,986
  Depreciation                                                            4,526           5,096           4,651
  Other operating expenses                                                3,316           3,591           3,842
                                                                        242,659         225,271         211,912

    Operating Income                                                      5,229            (658)          3,061


Interest expense                                                         (2,908)         (2,397)         (2,886)
Other expense, net                                                         (420)           (420)            (82)


      Earnings before income taxes and
          extraordinary items                                             1,901          (3,475)             93

Provision for income taxes                                                 (580)             -             (305)

      Net earnings (loss)                                           $     1,321     $    (3,475)    $      (212)



Earnings (loss) per common and common
    equivalent share
      Basic                                                         $      0.10     $     (0.26)    $     (0.02)


      Diluted                                                       $      0.10     $     (0.26)    $     (0.02)


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1997, 1996 and 1995
(In Thousands of Dollars)

                                                                                       Retained      Shareholders'
                                                                Common Stock           Earnings         Equity
                                                           Shares      Dollars
Balance, December 31, 1994                                9,087,164      $9,453          $6,985         $16,438

Exercise of stock options                                   474,212         802                -            802

Conversion of 7% convertible
    subordinate debentures                                3,636,352       5,990                -          5,990

Net loss for 1995                                                  -           -           (212)           (212)

Balance, December 31, 1995                               13,197,728      16,245           6,773          23,018

Exercise of stock options                                   229,610         349                -            349

Cancellation of Shares                                      (15,200)           -               -               -

Net loss for 1996                                                  -           -         (3,475)         (3,475)

Balance, December 31, 1996                               13,412,138      16,594           3,298          19,892

Exercise of stock options                                   136,000         257                -            257

Net income for 1997                                                -           -          1,321           1,321

Balance, December 31, 1997                               13,548,138     $16,851          $4,619         $21,470


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995
(In Thousands of Dollars)

                                                                           1997            1996            1995
Cash flows from operating activities:

  Net earnings (loss)                                               $     1,321     $    (3,475)    $      (212)
  Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
       Deferred income taxes                                                580                      -      305
       Depreciation and amortization                                      4,946           5,516           5,071
       Provision for doubtful accounts                                      397             478              85
    Changes in assets and liabilities, net:
       Receivables                                                       (5,537)         (4,841)           (880)
       Prepaid expenses and others                                         (822)            783             422
       Accounts payable and accrued expenses                              1,155           3,225           1,352

  Net cash provided by operating activities                               2,040           1,686           6,143

Cash flows from financing activities:
  Net borrowings (repayments) in line of credit, net                      2,459           1,293          (2,000)
  Issuance of long-term debt                                                         -               -    2,299
  Principal payments on long-term debt                                   (5,616)         (6,923)         (5,666)
  Proceeds from exercise of stock options                                   193             349             304

  Net cash (used in) financing activities                                (2,964)         (5,281)         (5,063)

Cash flows from investing activities:
  Additions to property and equipment                                    (1,179)         (1,444)         (6,713)
  Disposals of property and equipment                                     2,291           5,278             157
  Sale of assets of C.I. Whitten                                                     -               -    2,913

  Net cash provided by (used in) investing activities                     1,112           3,834          (3,643)

Net increase (decrease) in cash and cash equivalents                        188             239          (2,563)

Cash and cash equivalents:
  Beginning of period                                                       410             171           2,734
  End of period                                                     $       598     $       410     $       171


The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies

	Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Intrenet, Inc., and all of its subsidiaries (the Company). Truckload carrier subsidiaries at December 31, 1997, were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's intermodal broker and logistics manager INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized regional truckload carrier, brokerage and logistics management services throughout North America.

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

Buildings and Improvements.......................     10 - 40 years
Revenue Equipment................................      3 -  8  years
Other Property...................................      3 -  7  years

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

	Accrued Claim Liabilities

       The Company maintains insurance coverage for liability, cargo and workers' compensation risks, among others, which have deductible obligations ranging to $250,000 per occurrence. Provision is made in the Company's financial statements for these deductible obligations at the time the incidents occur, and for claims incurred but not reported. Claim deductible obligations which remain unpaid at the balance sheet date are reflected in the financial statement caption "Accrued Claim Liabilities" in the accompanying consolidated financial statements. Current Accrued Claim Liabilities are claims estimated to be paid in the twelve month period subsequent to the balance sheet date, while Long-Term Accrued Claim Liabilities are claims estimated to be paid thereafter.

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

	Earnings (Loss) Per Share

    Earnings (loss) per common and common equivalent share have been computed using basic and diluted weighted average common shares outstanding during the period.

    In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share". The new Standard simplifies the computation of earnings per share (EPS), and requires the presentation of two new amounts, basic and diluted earnings per share. During 1997, the Company adopted SFAS 128 and restated its computation of EPS for the periods 1997, 1996, and 1995. The adoption of this new standard resulted in an immaterial difference in its computation of basic and diluted EPS.

	Credit Risk

    Financial investments that subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to customer receivables are limited due to the Company's diverse customer base, with no one customer, industry, or geographic region comprising a large percentage of customer receivables or revenues.

	Fair Values of Financial Instruments

      Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments, " requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivable and payables are considered to be their fair value. The differences between the carrying accounts and the estimated fair values of the Company's other financial instruments as of December 31, 1997, and 1996, were not material.

	Statements of Cash Flows

      Cash equivalents consist of highly liquid investments such as certificates of deposit or money market funds with original maturities of three months or less.

     Cash payments for interest were $2.9 million, $2.4 million, and $2.8 million 1997, 1996, and 1995, respectively. Cash payments for Federal alternative minimum income taxes were $0.1 million in 1997 and 1995. No Federal tax payments were made in 1996.

      Capital lease obligations of $15.2 million and $3.6 million were incurred in 1996 and 1995, respectively, primarily for revenue equipment. In 1995, the Company converted $5.9 million of Convertible Subordinated Debentures into common stock.

	Accounting for Stock Options

        The Company currently accounts for its employee stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when issued options are granted at fair market value. During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which considers the stock options as compensation expense to the Company, based on their fair value at the date of grant. The Company has elected to follow APB No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements.

(2)  Bank Credit Facility

    The Company has a $33.0 million credit facility consisting of a $28.0 million revolving line of credit which expires January 1, 2000, and a $5.0 million term loan with a final maturity of December 31, 1999. In March 1998, the credit facility was amended to extend the revolving line of credit's maturity to January 1, 2000, and lower the interest rate. The line of credit includes provisions for the issuance of up to $12.0 million in standby letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the agreement. Borrowings under the revolving line of credit totaled $5.9 million at December 31, 1997, and outstanding letters of credit totaled $7.1 million. The combination of these two bank credits totaled $13.0 million and, given the then existing borrowing base, left approximately $8.6 million of borrowing capacity under the revolving line of credit at December 31, 1997.

     Interest on the credit facility is currently payable at a variable rate of 1/2% over the bank's prime rate, or 9.0% at December 31, 1997. Quarterly principal payments of $312,500 on the $5.0 million term loan commenced in April, 1996. The bank agreement requires the Company to meet certain minimum net worth, debt to net worth and current ratio requirements, prohibits the payment of dividends, and limits capital expenditures to specific amounts which management believes to be currently adequate. The Company's most restrictive covenant is the Net Worth Covenant which requires the Company to maintain total Shareholders' Equity at $20.8 million as of December 31, 1997. Obligations under the bank agreement are secured by liens on or security interests in all of the otherwise unencumbered assets of the Company and its subsidiaries.

	The Company was in compliance with all of its financial covenants contained in its bank credit facility during the year. During the last quarter of 1997, management became aware that the earnings that would be reported for 1997 would cause the Company to not be in compliance with a financial covenant test contained in a mortgage loan to one of the operating subsidiaries for December 31, 1997 and later periods.
Management requested that the lender waive noncompliance with this provision, and establish a new covenant test. Subsequent to year end, the Company and the lender executed an amendment to the agreement which waives noncompliance with such test and establishes a new test which management believes the Company will be able to meet for the remaining term of the loan.

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

         Long-term debt at December 31, 1997 and 1996 was:

            		              		             1997	  1996
Bank term loan, interest at
	1/2% over bank prime rate	             $ 2,813	 $ 4,062

Bank revolving line of credit, interest
	at 1/2% over bank prime rate	            5,939 	  2,230

Real estate mortgage obligation,
	variable interest rate at 2.45%
 over commercial paper, currently
	8.03%, option to fix interest rate
	at 2.50% over ten year Treasury
	rate, maturing in 2007	                  2,048	   2,181

Obligations collateralized by
	equipment, maturing through
	2000, interest rates ranging
	from 7.3% to 10.2%	                        386	   1,647

Capital lease obligations
	collateralized by equipment,
	maturing through 2003,
	interest rates ranging
	from 6.8% to 11.5%	                     16,382   20,600

	Total	                                  27,568	  30,720
	Less current maturities	                (5,167)  (6,510)
	Long-term debt	                      $  22,401 $ 24,210

    Maturities of long-term debt, excluding capital lease obligations, in the coming five years are $1,633; $1,854;
$6,124; $184; $184 in 1998, 1999, 2000, 2001 and 2002.

    Future minimum lease payments under capital and non-cancelable operating lease agreements at December 31, 1997, were as follows:

  		                            Capital 	Operating
                            		   Leases 	  Leases
	1998	                           $4,767  	$ 13,361
	1999	                            5,018	     8,803
	2000	                            2,707	     6,219
	2001	                            4,082	     1,835
	2002	                              862         	7
	Thereafter	                      2,405          -
	Future minimum lease payments	  19,841   $ 30,225
	Amounts representing interest   (3,459)
 Principal amount	              $16,382

    Total rental expense under non-cancelable operating leases was $15,811, $17,005, and $17,765, in 1997, 1996, and 1995,
respectively. The Company presently intends to lease approximately 350 tractors ($26.8 million) and approximately 185 trailers ($2.6 million) under operating leases in 1998.

    Purchased transportation and equipment rents expense includes payments to owner-operators of equipment under various short-term lease arrangements.

(4) Litigation and Contingencies

  	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multi-employer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc.
("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April
1988, when it and certain other subsidiaries were sold.  The
Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability. The Company has not recorded any liability related to this litigation. The Company has filed a formal request for review of the claim as provided by the MPPAA and the Fund rejected that request on January 28, 1998. The
Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved.
The interim payment obligation is currently approximately
$88,500 per month. The Company has made payments to the Fund that total approximately $730,000 as of December 31, 1997, which are included in other assets on the Company's balance sheet.
There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.

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

(5) Income Taxes

     The provision for income taxes for the years ended December
31, 1997, 1996 and 1995 was as follows:

                     	  1997 	      1996 	       1995

Current  	          $      -  	$       - 	  $       -
Deferred 	               580	          - 	        305
Total Provision	    $    580	  $       -    $     305

    Income tax expense attributable to income from operations differs from the amounts computed by applying the U. S. Federal statutory tax rate of 34% to pre-tax income from operations as a result of the following:

                              1997           1996       1995

Taxes at statutory rate	     $ 646	     $  (1,182)	  $    31

Increase (decrease)
   resulting from:
Non-deductible amortization 	  143	           143	       143

Provision for (release of)
valuation allowance for
net deferred tax assets	      (345)	        1,028         	-

Other, net	                    136	            11        131

Provision for Income Taxes   $ 580       $      -     $  305

	The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                 1997      1996
Deferred Tax Assets
  Insurance claim liabilities		              $  4,263	 $  4,037
  Reserve for doubtful accounts		                 253	      262
  Other		                                         419   	   345
                                           			  4,935	    4,644
Deferred Tax Liabilities
  Property differences, primarily
    depreciation  		                           (1,857)	  (2,265)
  Other		                                        (127)	    (170)
  			                                          (1,984)	  (2,435)

Net Temporary Differences		                     2,951	    2,209
Carryforwards -

  Pre-reorganization, limited, net
  operating loss and other tax carryforwards
  (Expiring 2004-2006)		                        3,822	    4,580

Post-reorganization net operating
  loss and other tax carryforwards
  (Expiring 2006-2010)		                        1,075	    1,846

  Total Carryforwards		                         4,897	    6,426

Net Deferred Tax Assets		                       7,848	    8,635

  Valuation Allowance		                        (5,125)	  (5,912)

Recorded Net Deferred Tax Assets		            $ 2,723	$   2,723

Net changes to the valuation allowance in 1997 and 1996, were as follows:

Valuation allowance, beginning of year	       $(5,912)$ (4,884)

Release of allowance held against
  pre-reorganization deferred tax assets
  against Reorganization value in
  excess amounts allocated to
  identifiable assets		                           442	       -

Release of allowance held against
  post-reorganization deferred tax assets
  against provision for income taxes		            345	       -

Provision of valuation allowance
  for net deferred tax assets		                     -   (1,028)

Valuation allowance, end of year		           $ (5,125)$ (5,912)

     While management is optimistic that all net deferred tax assets will be realized, such realization is dependent upon future taxable earnings. The Company's carryforwards expire at specific future dates, and utilization of certain carryforwards is limited to specific amounts each year. Accordingly, the Company has recorded a valuation allowance against a portion of these net deferred tax assets.

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

       The Company accounts for both option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense is recognized for options issued at or above market price on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) would have been reduced to $888,310, ($3,721,812), and ($234,797) for 1997, 1996, and 1995, respectively (earnings per share would have been reduced to $0.07, ($0.28), and ($0.02) for 1997, 1996, and 1995, respectively).

      The activity and weighted average prices for options in the Company's 1992 and 1993 Option Plans in 1997, 1996, and 1995 was as follows:

                               		 # of   	Weighted Avg.
                               		 Shares	Exercise Price
Balance at December 31, 1994	     809,750	$2.23
	Granted	                         400,000	$2.50
	Exercised	                     (210,000)	$1.29
 Canceled	                       (27,750)	$3.81
Balance at December 31, 1995	     972,000	$2.50
	Granted	                         400,000	$2.03
	Exercised	                      (75,000)	$1.00
	Canceled	                      (410,500)	$2.77
Balance at December 31, 1996	     886,500	$2.29
	Granted	                         248,000	$2.10
	Exercised	                     (136,000)	$1.42
	Canceled	                      (177,166)	$3.01
Balance at December 31, 1997	     821,334	$2.22

Weighted avg. remaining contractual life	7.6 yrs

Exercisable at December 31, 1997  554,665 $2.27

	 Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1997, 1996, and 1995 were $1.60, $1.53, and $1.90 per share respectively. Principal weighted-average assumptions used in applying the Black-Scholes model were as follows:

                                            1997     1996     1995

Risk-free interest rate                     6.5%	     6.5%    6.2%
Expected volatility                        64.9%	    66.5%   59.5%
Expected Terms                            10 yrs    10 yrs  10 yrs

        	All employees with at least one year's experience with the Company may participate in the Company's 401(k) plan.
Company matching expense for the plan was $181,000, $180,000, and $224,000 in 1997, 1996, and 1995, respectively.

(7) Property and Equipment

    Property and equipment, substantially all of which is pledged as security under the bank credit facility (see Note 2), other indebtedness or capital leases, at December 31, 1997 and 1996, follows (in thousands of dollars):

                                        1997          1996

Land		                                $   1,532	$    1,532
Buildings and leasehold improvements	     6,605	     6,546
Revenue equipment		                       7,596	     7,923
Revenue equipment under
   capital leases		                      24,781	    28,132
Other property		                          5,851	     5,610
			                                      46,365	    49,743
Less accumulated depreciation		         (16,117)	  (13,861)
                                   			$  30,248	$   35,882

(8) Prepaid and Accrued Expenses

   	An analysis of prepaid and accrued expenses at December 31, 1997 and 1996, follows (in thousands of dollars):

                           				1997       1996
Prepaid expenses:
Insurance		               $     418	   $    471
Shop and truck supplies	 	    2,081	      2,145
Other		                       2,198	      1,988
	                         $   4,697	   $  4,604

Accrued Expenses:
Salaries and wages		      $   2,593	   $  2,372
Fuel and mileage taxes	    	    573	        647
	Equipment leases    	    	     541	        515
Other		                       3,818	      3,582
                          $   7,525	   $  7,116

(9) Transactions with Affiliated Parties

   In 1997, 1996 and 1995, the Company leased approximately 144, 307, and 290 tractors, respectively, from unaffiliated leasing companies which had purchased the trucks from a dealership affiliated with a member of the Company's Board of Directors. The lessors paid a selling commission to the dealership. The terms of the leases were the result of negotiations between the Company and the lessors. The Company believes the involvement of the selling dealership did not result in lease terms that are more or less favorable to the Company than would otherwise be available to it. The Company also purchases maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services was $466,000 in 1997, $522,000 in 1996 and $1,164,000 in 1995.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders and Board of Directors of Intrenet, Inc.:

     We have audited the accompanying consolidated balance sheets of INTRENET, INC. (an Indiana corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrenet, Inc. and subsidiaries as of December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                     					  			    ARTHUR ANDERSEN LLP
	Indianapolis, Indiana,
	February 17,  1998.

                                             										Schedule II
INTRENET, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

(In Thousands of Dollars)

					                                       Additions
                                Additions
             					              Charged To
				                 Beginning	 Costs and	  Charged To	    	           Ending
              				   Balance 	  Expenses 	Other Accounts	 Deductions   Balance

Year Ended
  December 31, 1997:
Allowance for
	doubtful accounts	  $     770 	$    397	   $      -	       $  (57)  	 $ 1,110

Year Ended
  December 31, 1996 :
Allowance for
	doubtful accounts		 $     572 	$    478 	  $      -	       $ (280)  	 $   770

Year Ended
  December 31, 1995:
Allowance for
	doubtful accounts		 $   1,363 	$     85 	  $      -	       $ (876)  	 $   572