Form 10-Q
period 1998-03-31
INTRENET INC
filed 1998-05-14
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934


	For the quarterly period ended    March 31, 1998


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

Common Stock, without par value, 13,550,638 shares issued and outstanding at May 1, 1998


INTRENET, INC.
FORM 10-Q
MARCH 31, 1998


INDEX

                                                               Page
Part I - Financial Information:

	Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
    March 31, 1998 and December 31, 1997  ....                  3

Condensed Consolidated Statements of Operations
    Three Months Ended March 31, 1998 and 1997  ....            4

Condensed Consolidated Statement of Shareholders' Equity
    Three Months Ended March 31, 1998  ....                     5

Condensed Consolidated Statements of Cash Flows
    Three Months Ended March 31, 1998 and 1997  ....            6

Notes to Condensed Consolidated Financial Statements  ....      7

	Item 2. Management's Discussion and Analysis of Financial

     Condition and Results of Operations  ....                  9


Part II - Other Information:

 Item 1.  Legal Proceedings  ....                               12

 Item 2.  Changes in Secutities  ....                           12

 Item 3.  Defaults Upon Senior Securities  ....                 12

 Item 4.  Submission of Matters to a Vote of Security Holders  .12

 Item 5.  Other Information  ....                               12

 Item 6.  Exhibits and Reports on Form 8-K  ....                12

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 1998 and December 31, 1997
(In Thousands of Dollars)


                           Assets                                      1998        1997
                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                      $     813    $    598
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,130 in 1998
        and $1,110 in 1997                                            30,420      30,474
    Prepaid expenses and other                                         6,837       4,697
                Total current assets                                  38,070      35,769

Property and equipment, at cost, less accumulated
        depreciation                                                  29,258      30,248
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization        5,784       5,889
Deferred income taxes, net                                             2,723       2,723
Other assets                                                           1,419       1,335
                  Total assets                                     $  77,254    $ 75,964


            Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                     $   5,728    $  5,167
    Accounts payable and cash overdrafts                               9,587       7,772
    Current accrued claim liabilities                                  8,219       8,829
    Other accrued expenses                                             7,569       7,525
                  Total current liabilities                           31,103      29,293

Long-term debt and capital lease obligations                          21,488      22,401
Long-term accrued claim liabilities                                    2,800       2,800
                  Total liabilities                                   55,391      54,494

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,550,638 and 13,548,138 shares
        issued and outstanding, respectively                          16,856      16,851
    Retained earnings since January 1, 1991                            5,007       4,619
                  Total shareholders' equity                          21,863      21,470
                  Total liabilities and shareholders' equity       $  77,254    $ 75,964


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1998 and 1997
(Unaudited)
(In Thousands of Dollars, Except Per Share Data)


                                                                       1998        1997
Operating revenues                                                 $  60,676    $ 57,663

Operating expenses:
  Purchased transportation
     and equipment rents                                              27,237      23,835
  Salaries, wages, and benefits                                       14,464      14,480
  Fuel and other operating expenses                                   11,199      12,274
  Operating taxes and licenses                                         2,514       2,618
  Insurance and claims                                                 1,971       1,981
  Depreciation                                                           987       1,178
  Other operating expenses                                             1,020         702
                                                                      59,392      57,068

    Operating income                                                   1,284         595


Interest expense                                                        (660)       (742)
Other expense, net                                                      (105)       (105)


      Earnings (loss) before income taxes                                519        (252)


Provision for income taxes                                              (131)          0

      Net earnings (loss)                                          $     388    $   (252)

Earnings (loss) per common and common
    equivalent share

      Basic                                                        $    0.03    $  (0.02)

      Diluted                                                      $    0.03    $  (0.02)


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 1998
(In Thousands of Dollars)


                                                                   Retained    Shareholders'
                                      Common Stock                  Earnings    Equity
                                        Shares      Dollars
Balance, December 31, 1997            13,548,138    $ 16,851     $   4,619    $ 21,470

Exercise of stock options                  2,500           5            -            5

Net earnings for 1998                         -           -      $     388         388

Balance, March 31, 1998               13,550,638    $ 16,856     $   5,007    $ 21,863

The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1998 and 1997
(Unaudited)
(In Thousands of Dollars)


                                                                        1998        1997
Cash flows from operating activities:

  Net earnings (loss)                                              $     388    $   (252)
  Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
       Deferred income taxes                                             131           0
       Depreciation and amortization                                   1,107       1,283
       Provision for doubtful accounts                                    59         127
    Changes in assets and liabilities, net:
       Receivables                                                        (6)     (2,610)
       Prepaid expenses                                               (2,140)     (1,142)
       Accounts payable and accrued expenses                           1,035       1,216

  Net cash provided by (used in)
     operating activities                                                574      (1,378)

Cash flows from financing activities:
  Net borrowings on line of
     credit, net                                                         619       4,449
  Principal payments on long-term debt                                  (972)     (2,192)
  Proceeds from exercise of stock options                                  5          52

  Net cash provided by (used  in)
     financing activities                                               (348)      2,309

Cash flows from investing activities:
  Additions to property and equipment                                    (89)       (522)
  Disposals of property and equipment                                     78         503

  Net cash (used in)
     investing activities                                                (11)        (19)

Net increase in cash
   and cash equivalents                                                  215         912

Cash and cash equivalents:
  Beginning of period                                                    598         410
  End of period                                                    $     813    $  1,322


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 1998
(Unaudited)


(1) Unaudited Condensed Consolidated Financial Statements

	The accompanying unaudited Consolidated Financial Statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the "Company"). Truckload carrier subsidiaries at March 31, 1998, were Roadrunner Trucking, Inc.
(RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's intermodal broker and logistics manager, INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized regional truckload carrier, brokerage and logistics management services throughout North America.

	The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented.
Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying
Consolidated Financial Statements and Notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1997, included in the Company's 1997
Annual Report on Form 10-K.

	The results for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire year.


(2) Earnings  Per Common and Common Equivalent Share

	Earnings per common and common equivalent share have been computed on the basis of the weighted average common shares outstanding during the periods. The Company has adopted the Financial Accounting Standard Board issue of SFAS No. 128, "Earnings Per Share", and restated its computation of EPS for all prior periods. The adoption of this new standard resulted in an immaterial difference in its computation of basic and diluted EPS.


(3) Income Taxes

	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year.


(4) Contingent Liabilities

      On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc. ("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability. The Company has filed a formal request for review of the claim as provided by MPPAA, and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. The Company has made payments to the Fund that total approximately $1,000,000 as of March 31, 1998, which are included in other assets on the Company's balance sheet. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Introduction

	The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Certain statements made in this report relating to trends in the Company's business, as well as other statements including words such as "believe", "expect", "estimate", "anticipate" and similar expressions, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a description of risks and uncertainties relating to forward looking statements, see the discussion in the Company's Annual
Report on Form 10-K for the year ended December 31, 1997.

	The Company reported net earnings of $388,000 on revenues of $60.7 million in the three month period ended March 31, 1998.
This compares with a net loss of $252,000 on revenues of $57.7 million in the comparable period of 1997. The Company's revenue grew by 5.2 percent compared to the first quarter of 1997 and three of its four largest wholly owned subsidiaries, EMT, RRT and ADS, reported revenue improvements. The overall improvement resulted from greater customer demand for high quality transportation services and reduced operating expenses. Fuel prices declined during the first quarter and are currently lower than the Company experienced in the first quarter of 1997.
Barring any unforeseen changes in the overall economy or in the price of fuel, management expects the Company will benefit from continuing cost reduction programs in the areas of safety, fuel purchasing and insurance costs. In addition, the Company expects to experience growth in revenue from greater equipment utilization and an expanded fleet. As a result, management expects the Company will continue to operate profitably in 1998.

	The Company reported revenue miles for the first quarter of 1998 of 40.0 million miles, approximately the same as reported in the first quarter of 1997. Revenue per mile in the first quarter of 1998 improved by 1.5 percent to $1.35 per mile, up from $1.33 compared to first quarter 1997 results.

	Intrenet's total operating fleet as of the end of the quarter, including owner-operators, decreased about 2.0 percent during the first quarter of 1998 to 2,203 tractors from 2,254 tractors in 1997. The decrease in the Company's fleet is due to 29 fewer Company owned tractors and 22 fewer owner-operator tractors as compared with the first quarter of 1997.

	A discussion of the impact of the above and other factors on the results of operations in the three months ended March 31, 1998, as compared to the comparable period of 1997 follows.


1998 Compared to 1997


                                          Three Months Ended March 31
Key Operating Statistics                    1998      1997    %Change
Operating Revenues ($ millions)            $ 60.7    $ 57.7      5.2%
Net Earnings (Loss) ($ 000's)              $  388   ($  252)      NM
Average Number of Tractors                  2,198     2,205     (0.3)%
Total Loads (000's)                          83.8      68.3     22.7%
Revenue Miles (millions)                     40.0      40.4     (1.0)%
Average Revenue per Revenue Mile*          $ 1.35    $ 1.33      1.5%

* Excluding brokerage revenue


Operating Revenues

	Operating revenues for the three months ended March 31, 1998, totaled $60.7 million as compared to $57.7 million for the same period in 1997, reflecting better freight availability than the prior year. Three of the company's four motor carrier subsidiaries ( EMT, RRT and ADS) reflected revenue growth in the first quarter of 1998 by comparison to the prior year.
The $3.0 million in revenue growth resulted from an increase in revenue from owner operators ($1.2 million) and freight brokered to other carriers ($2.8 million), offset by a decline in the revenue generated by Company owned tractors ($1.0 million). The average number of Company owned tractors declined 4.0% from 1,214 to 1,169, but the average owner-operator tractor count increased from 991 to 1,029. Approximately 51% of the Company's revenue in the three month period ended March 31, 1998, was generated by Company owned equipment, and 38% by owner-operator equipment. This compares to approximately 55% and 37%, respectively in the 1997 period. The remaining revenues were from freight brokered to other carriers.

	The Company experienced a slight, 1.5%, improvement in the average revenue per revenue mile in 1998 as compared to 1997.


Operating Expenses

 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months ended March 31.


                                    Three Months Ended March 31
                                       1998           1997

Operating revenues                      100%           100%

Operating expenses:
   Purchased transportation and
       equipment rents                  44.9          41.3
   Salaries, wages and benefits         23.8          25.1
   Fuel and other operating expenses    18.5          21.3
   Operating taxes and licenses          4.1           4.6
   Insurance and claims                  3.3           3.5
   Depreciation                          1.6           2.0
   Other operating expenses              1.7           1.2

   Total operating expenses             97.9%         99.0%


	Purchased transportation and equipment rents increased as a percentage of revenue due to the Company's proportionately higher use of owner-operators. Correspondingly, salaries, wages and benefits decreased as a percentage of revenue because of the relatively smaller portion of the Company's total revenue generated by Company owned equipment and the growing portion of the Company's total revenue from freight brokered to other carriers. Fuel and other operating expenses are attributable to Company owned equipment and these expenses also declined in relation to the growth in the use of owner-operators and freight brokered to other carriers. Declining diesel fuel prices have also been a significant factor relating to this expense decrease. Other operating expenses increased in 1998 over 1997 due to slightly higher communication cost and increased professional fees as a result of the MPPAA litigation.


Interest Expense

	Interest expense decreased in 1998, primarily as a result of the decreased borrowings under capital lease obligations as equipment is replaced with operating leases. Interest expense on bank borrowings were slightly higher in 1998 due to a higher average borrowing base.


Provision for Income Taxes

	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year.


Liquidity and Capital Resources

	The Company generated $0.2 million in cash in the first three months of 1998. As reflected in the accompanying Condensed
Consolidated Statement of Cash Flows, $0.6 million of cash was provided by operating activities as compared to a use of $1.4 million in the first quarter of 1997. Historically, the Company's cash needs are greatest in the first quarter when the plates and permits are purchased for the Company's fleet.
Borrowing under the Company's bank credit facility increased by over $0.6 million primarily to fund principal payments on long term debt.

	The Company's day-to-day financing is provided by borrowings under a bank credit facility. The credit facility consists of a $5.0 million term loan, $2.2 million of which is currently outstanding, with a final maturity of December 31, 1999, and a $28.0 million revolving line of credit which expires January 1, 2000. Quarterly principal payments of $312,500 on the term loan are required. The line of credit includes provisions for the issuance of stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the line of credit totaled $6.9 million at March 31, 1998, and outstanding letters of credit totaled $7.0 million at that date. The combination of these two totaled $13.9 million, leaving approximately $8.8 million of borrowing capacity available at March 31, 1998.

	During the first quarter, the Company's bank agreement was amended, resulting in a reduction of the borrowing rate on the Company's credit facility from the bank's prime rate plus one half percent to, at the election of the Company, the prime rate or 250 basis points over the 30 day LIBOR rate. The bank also reduced the rate on the term loan from the prime rate plus one half to, at the election of the Company, one quarter percent plus the prime rate or 275 basis points in excess of the 30, 90,
or 120 day LIBOR rate.   Among other changes, the bank increased
the ratio of adjusted liabilities from 3:1 to 4:1, removed limitations on capital expenditures for tractors and trailers, but added a "Fixed Charge Coverage Ratio" defined by EBITDA plus Historical Operating Lease payments divided by Fixed Charges plus Prospective Operating Lease payments.

	Management believes that cash generated from operations, and cash available to the Company under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.


PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS.

      On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc. ("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability. The Company has filed a formal request for review of the claim as provided by MPPAA, and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.

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


ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits
Exhibit  10.1 - Third Amendment to Fourth Amended and Restated Loan Agreement
Exhibit  11   -  Computation of Per Share Earnings
Exhibit  27   -  Financial Data Schedule

(b)	Reports on Form 8-K

None


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTRENET, INC.
(Registrant)


May 14, 1998         /s/ John P. Delavan
                         John P. Delavan,
                         President and Chief
                         Executive Officer


                     /s/ Roger T. Burbage
                         Roger T. Burbage,
                         Chief Financial Officer
                         (Principal Financial and
                          Accounting Officer)