Form 10-Q
period 1998-06-30
INTRENET INC
filed 1998-08-12
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934

	For the quarterly period ended    June 30, 1998

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

Common Stock, without par value, 13,550,638 shares issued and outstanding at August 3, 1998


INTRENET, INC.
FORM 10-Q
JUNE 30, 1998


INDEX

                                                                    Page
Part I - Financial Information:

Item 1.  Financial Statements:

  Condensed Consolidated Balance Sheets
    June 30, 1998 and December 31, 1997  ..........                    3

  Condensed Consolidated Statements of Operations
    Three Months and Six Months Ended    ..........                    4
    June 30, 1998 and 1997

  Condensed Consolidated Statement of Shareholders' Equity
    Six Months Ended June 30, 1998       ..........                    5

  Condensed Consolidated Statements of Cash Flows
    Three Months and Six Months Ended    ..........                    6
    June 30, 1998 and 1997

  Notes to Condensed Consolidated Financial Statements                 7

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations  ..........                    9

Part II - Other Information:

  Item 1. Legal Proceedings              ..........                   12

  Item 2. Changes in Securities          ..........                   12

  Item 3. Defaults Upon Senior Securities..........                   12

  Item 4. Submission of Matters to a Vote of Security Holders         12

  Item 5. Other Information              ..........                   13

  Item 6. Exhibits and Reports on Form 8-K.........                   13

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 1998 and December 31, 1997
(In Thousands of Dollars)


                        Assets                                                     1998          1997
                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                                  $    1,064    $      598
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,302 in 1998
        and $1,110 in 1997                                                         33,933        30,474
    Prepaid expenses and other                                                      6,441         4,697
                Total current assets                                               41,438        35,769

Property and equipment, at cost, less accumulated
        depreciation                                                               28,803        30,248
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization                     5,489         5,889
Deferred income taxes, net                                                          2,723         2,723
Other assets                                                                        1,509         1,335
                  Total assets                                                 $   79,962    $   75,964


            Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                                 $    5,696    $    5,167
    Accounts payable and cash overdrafts                                            9,788         7,772
    Current accrued claim liabilities                                               8,195         8,829
    Other accrued expenses                                                          7,499         7,525
                  Total current liabilities                                        31,178        29,293

Long-term debt and capital lease obligations                                       22,875        22,401
Long-term accrued claim liabilities                                                 2,800         2,800
                  Total liabilities                                                56,853        54,494

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,550,638 and 13,548,138 shares
        issued and outstanding, respectively                                       16,856        16,851
    Retained earnings since January 1, 1991                                         6,253         4,619
                  Total shareholders' equity                                       23,109        21,470
                  Total liabilities and shareholders' equity                   $   79,962    $   75,964



The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 1998 and 1997
(Unaudited)
(In Thousands of Dollars, Except Per Share Data)



                                                        Three Months                Six Months
                                                        Ended June 30,              Ended June 30,
                                                     1998          1997          1998          1997
Operating revenues                               $   66,351    $  64,507     $  127,027    $  122,170

Operating expenses:
  Purchased transportation
     and equipment rents                             29,861       27,443         57,098        51,278
  Salaries, wages, and benefits                      15,767       15,622         30,231        30,102
  Fuel and other operating expenses                  11,961       12,765         23,160        25,039
  Operating taxes and licenses                        2,554        2,534          5,068         5,152
  Insurance and claims                                1,974        2,199          3,945         4,180
  Depreciation                                          977        1,190          1,964         2,368
  Other operating expenses                              903          933          1,923         1,635
                                                     63,997       62,686        123,389       119,754

    Operating income                                  2,354        1,821          3,638         2,416


Interest expense                                       (643)        (770)        (1,303)       (1,512)
Other expense, net                                     (105)        (105)          (210)         (210)


      Earnings before income taxes                    1,606          946          2,125           694


Provision for income taxes                             (360)        (232)          (491)         (232)

      Net earnings                               $    1,246    $     714     $    1,634    $      462

Earnings per common and common
    equivalent share

      Basic                                      $     0.09    $    0.05     $     0.12    $     0.03

      Diluted                                    $     0.09    $    0.05     $     0.12    $     0.03


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 1998
(Unaudited)
(In Thousands of Dollars)






                                                                                Retained    Shareholders'
                                                       Common Stock             Earnings       Equity
                                                     Shares      Dollars
Balance, December 31, 1997                         13,548,138    $  16,851     $    4,619    $   21,470

Exercise of stock options                               2,500            5             -              5

Net earnings for 1998                                      -            -           1,634         1,634

Balance, June 30, 1998                             13,550,638    $  16,856     $    6,253    $   23,109



The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three and Six Months Ended June 30, 1998 and 1997
(Unaudited)
(In Thousands of Dollars)



                                                          Three Months                Six Months
                                                          Ended June 30,              Ended June 30,
                                                       1998         1997           1998          1997
Cash flows from operating activities:

  Net earnings                                   $    1,246    $     714     $    1,634    $      462
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
       Deferred income taxes                            360          232            491           232
       Depreciation and amortization                  1,097        1,295          2,204         2,578
       Provision for doubtful accounts                   74           99            133           226
    Changes in assets and liabilities, net:
       Receivables                                   (3,586)      (3,452)        (3,592)       (6,062)
       Prepaid expenses                                 397          738         (1,743)         (404)
       Accounts payable and accrued expenses           (155)       1,195            880         2,411

  Net cash provided by (used in)
     operating activities                              (567)         821              7          (557)

Cash flows from financing activities:
  Net borrowings (repayments) on line of
     credit, net                                      2,210          479          2,829         4,928
  Principal payments on long-term debt                 (854)        (926)        (1,826)       (3,118)
  Proceeds from exercise of stock options                 0           15              5            67

  Net cash provided by (used  in)
     financing activities                             1,356         (432)         1,008         1,877

Cash flows from investing activities:
  Additions to property and equipment                  (557)        (213)          (646)         (735)
  Disposals of property and equipment                    19          312             97           815

  Net cash provided by (used in)
     investing activities                              (538)          99           (549)           80

Net increase in cash
   and cash equivalents                                 251          488            466         1,400

Cash and cash equivalents:
  Beginning of period                                   813        1,322            598           410
  End of period                                  $    1,064    $   1,810     $    1,064    $    1,810


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 1998
(Unaudited)

(1) Unaudited Consolidated Financial Statements

	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at June 30, 1998 were Roadrunner Trucking, Inc. (RRT), Eck
Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc.
(RDS). Also included is the Company's intermodal broker and logistics manager, INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation.
Through its subsidiaries, the Company provides general and specialized truckload carrier, brokerage and logistics management services throughout North America.

	The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented.
Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1997 included in the Company's 1997
Annual Report on Form 10-K.

	The results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

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

(4) Contingent Liabilities

	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multi-employer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc.
("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately
$1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability.
The Company has filed a formal request for review of the claim as provided by MPPAA, and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. The Company has made payments to the Fund that total approximately $1,000,000 as of June 30, 1998, which are included in other assets on the Company's balance sheet. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Introduction

	The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Certain statements made in this report relating to trends in the Company's business, as well as other statements including such words as "believe", "expect", "anticipate", and other similar expressions constitute forward looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. For a description of risks and uncertainties relating to forward looking statements, see the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

	The Company reported net earnings of $1,246,000($0.09 per share) on revenues of $66.4 million in the three months and net earnings of $1,634,000 ($0.12 per share) on revenues of $127.0 million in the six months ended June 30, 1998. This compares with net earnings of $714,000 on revenues of $64.5 million, and net earnings of $462,000 on revenues of $122.2 million in the comparable periods of 1997, respectively. The Company's revenue grew by 2.9 percent in the second quarter of 1998 and three of its five subsidiaries (EMT, ADS and INET) reported revenue improvements. During the second quarter of 1998, RDS's operations and administrative offices were combined with RRT in Albuquerque, NM. Consequently, this activity resulted in a slight decrease in revenue production for these companies during the quarter compared to the prior year. On a year to date basis, all of the subsidiaries except RDS reported revenue growth. Fuel prices continued to decline during the second quarter and were lower than the second quarter of the prior year. Barring any unforeseen changes in the overall economy or in the price of fuel, management expects that the Company will benefit from continuing cost reduction programs in the area of safety, fuel purchasing and insurance costs and greater equipment utilization and that an expanded fleet will allow for revenue growth. These trends should enable the Company to remain profitable for the balance of 1998.

	During the second quarter of 1998, the Company acquired the assets of two companies, Regal Transportation and Ram Trans.
Regal Transportation, a flatbed operation located in Niles, OH, with revenues of approximately $5 million, was acquired by EMT.
Ram Trans, a flatbed brokerage and logistics company, located in Denver, CO, with revenues of $5 - 6 million per year, was acquired by INET. These acquisitions are projected to add $10 -
11 million in operating revenues.

	Revenue miles for the second quarter of 1998 decreased to 42.6 million miles from 44.9 million miles as a result of fewer average number of tractors in the fleet. Revenue per mile in the second quarter of 1998 improved by 3.8 percent to $1.37 per mile, up from $1.32 last year, continuing the trend reported in the first quarter.

	The Company's total operating fleet, including owner-operators, at the end of the second quarter of 1998 was 2,250 tractors, up from 2,231 at the end of the second quarter of 1997, representing an increase of 1 percent. The number of Company owned tractors, at the end of the second quarter, grew by 3 percent, as compared with the second quarter of 1997.

	A discussion of the impact of the above and other factors on the results of operations in the three months and six months ended June 30, 1998, as compared to the comparable periods of 1997 follows.

1998 Compared to 1997

                                      Three Months             Six Months
                                      Ended June 30,           Ended June 30,
Key Operating Statistics          1998    1997   %Change   1998    1997  %Change

Operating Revenues ($ millions)  $66.4    $64.5    2.9    $127.0  $122.2   3.9
Net Earnings ($000's)           $1,246     $714   74.5    $1,634    $462  253.7
Average Number of Tractors       2,249    2,282   (1.5)    2,225   2,275  (2.2)
Total Loads (000's)               91.1     79.0   15.3     174.9   147.3  18.7
Revenue Miles (millions)          42.6     44.9   (5.1)     82.6    85.2  (3.1)
Average Revenue per
  Revenue Mile*                  $1.37    $1.32    3.8     $1.36   $1.32   3.0
* Excluding brokerage revenue

Operating Revenues

	Operating revenues for the three months and six months ended June 30, 1998, totaled $66.4 million and $127.0 million, respectively, as compared to $64.5 million and $122.2 million for the same periods in 1997, reflecting better freight availability than the prior year. Four of the Company's five subsidiaries continued to grow in 1998. Revenue increased by $1.9 million, or 2.9 percent, in the three months, and $4.8 million, or 3.9 percent, in the six months ended June 30, 1998, over the comparable 1997 periods. The average number of Company owned tractors decreased 0.3 percent from 1,208 to 1,205 in the six month period ended June 30, 1998 from the comparable period in 1997, and the average owner-operator tractor count decreased
4.4 percent from 1,067 to 1,020. Approximately 50.9 percent of the Company's revenue was generated by Company-operated equipment, and 37.3 percent by owner-operator equipment in the six months ended June 30, 1998. This compares to 54.3 percent and 37.8 percent, respectively, in the 1997 period. The remaining revenues were from freight brokered to other carriers, ("brokered freight").

	The Company experienced a 3.0 percent improvement in the average revenue per revenue mile in the first six months of 1998, as compared to 1997. This is generally the result of a slight tightening of capacity in the markets served by the Company.

Operating Expenses

 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months and six months ended June 30.

                                     Three Months           Six Months
                                     Ended June 30,         Ended June 30,
                                     1998       1997        1998       1997
Operating revenues                   100%       100%        100%       100%
Operating expenses:
  Purchased transportation
    and equipment rents              45.0       42.5        44.9       42.0
  Salaries, wages and benefits       23.8       24.2        23.8       24.6
  Fuel and other operating expenses  18.0       19.8        18.2       20.5
  Operating taxes and licenses        3.8        4.0         4.0        4.2
  Insurance and claims                3.0        3.5         3.2        3.5
  Depreciation                        1.5        1.8         1.5        1.9
  Other operating expenses            1.4        1.4         1.5        1.3

Total operating expenses             96.5%      97.2%       97.1%      98.0%


	Purchased transportation and equipment rents increased as a percentage of revenue due to the increased amount of brokered freight. Likewise, salaries, wages and benefits decreased as a percentage of revenue because of the relatively smaller portion of the Company's total revenue generated by Company operated equipment and the growing portion of the Company's total revenue from owner-operators and from brokered freight. Fuel and other operating expenses are attributable to Company-operated equipment and these expenses declined in relation to growth in the use of owner-operators and brokered freight. Declining diesel fuel prices have also been a significant factor relating to this expense decrease. Other operating expenses increased in 1998 over 1997 due to higher communication cost resulting from pay phone user surcharges and increased professional fees as a result of the MPPAA litigation.

Interest Expense

	Interest expense decreased in 1998, primarily as a result of the decreased borrowings under capital lease obligations as equipment is replaced with operating leases. Interest on bank borrowings were flat in 1998 compared to 1997, due to a slight increase in the borrowing base offset by a reduction in the borrowing rate due to the amended bank agreement in 1998.

Provision for Income Taxes

	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year.

Liquidity and Capital Resources

	The Company generated $466,000 of cash in the first six months of 1998. As reflected in the accompanying Consolidated
Statements of Cash Flows, $7,000 of cash was provided by operating activities, primarily by earnings and depreciation which was offset by increased accounts receivable and cash used to purchase plates and permits for the Company's fleet. Net cash of $1.0 million was generated by financing activities, primarily bank borrowings. Net cash of $549,000 was used in financing activities, primarily additions to property and equipment.

	The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility consists of a $5 million term loan with a final maturity of December 31, 1999, and a $28 million revolving line of credit which expires January 1, 2000. Quarterly principal payments of $312,500 on the term loan are required. The line of credit includes provisions for the issuance of standby letters of credit which, as issued, reduce available borrowings under the line of credit.
 Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the revolving line of credit totaled $9.4 million at June 30, 1998, and outstanding letters of credit totaled $6.2 million at that date. The combination of these two bank credits totaled $15.6 million, leaving $9.1 million of borrowing capacity available at June 30, 1998.

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

      On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc. ("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability. The Company has filed a formal request for review of the claim as provided by MPPAA, and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. The Company has made payments to the Fund that total approximately $1,000,000 as of June 30, 1998, which are included in other assets on the Company's balance sheet. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operation or financial condition.

	There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, other than routine proceedings previously reported in the Company's 1997 Annual
Report on Form 10-K, and litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. The Company maintains insurance which covers liability resulting from transportation related claims in amounts management believes are prudent and consistent with accepted industry practices, subject to deductibles for the first $100,000 to $250,000 of exposure for each incident. The Company is not aware of any claims or threatened claims that might materially affect the Company's operating or financial results.

ITEM 2.	CHANGES IN SECURITIES

		None


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

		None


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


	The annual meeting of shareholders of the Company was held on May 6, 1998. The following individuals were elected as directors for the ensuing year or until their successors are duly elected and qualified with the following votes cast for or against. There were no abstentions or broker non-votes.

                                For              Against
John P. Delavan             12,705,979           2,539
Ned N. Fleming III          12,706,279           2,239
Eric C. Jackson             12,706,279           2,239
Edwin H. Morgens            12,706,379           2,139
Thomas J. Noonan, Jr.       12,706,079           2,439
Philip Scaturro             12,706,379           2,139


	The shareholders of the Company also ratified the selection of Arthur Andersen LLP as auditors for 1998 with 12,697,800 votes in favor, 4,718 against, and 6,000 abstentions. There were no broker non-votes.


ITEM 5.	OTHER INFORMATION

			None


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		(a)	Exhibits

			Exhibit 10.1 -  First Amendment to the Employment Agreement dated
					June 4, 1996, between the Company and John P. Delavan
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


      INTRENET, INC.
      (Registrant)

                                   /s/ John P. Delavan
                                   John P. Delavan,
                                   President and Chief
                                   Executive Officer


August 11, 1998                    /s/ Roger T. Burbage
                                   Roger T. Burbage,
                                   Executive Vice-President and
                                   Chief Financial Officer
                                   (Principal Financial and
                                    Accounting Officer)