Form 10-Q
period 1998-09-30
INTRENET INC
filed 1998-11-12
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 		OF 1934

	For the quarterly period ended    September 30, 1998

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

Common Stock, without par value, 13,550,638 shares issued and outstanding at November 1, 1998


INTRENET, INC.
FORM 10-Q
September 30, 1998


INDEX

                                                                      PAGE
Part I - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
  September 30, 1998 and December 31, 1997    ....................     3


Condensed Consolidated Statements of Operations
  Three Months and Nine Months Ended September 30, 1998 and 1997 .     4

Condensed Consolidated Statement of Shareholders' Equity
  Nine Months Ended September 30, 1998        ....................     5

Condensed Consolidated Statements of Cash Flows
  Three Months and Nine Months Ended September 30, 1998 and 1997 .     6

Notes to Condensed Consolidated Financial Statements  ............     7

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations   ............................     9

Part II - Other Information:

Item 1.  Legal Proceedings    ....................................    13

Item 2.  Changes in Securities  ..................................    14

Item 3.  Defaults Upon Senior Securities  ........................    14

Item 4.  Submission of Matters to a Vote of Security Holders .....    14

Item 5.  Other Information   .....................................    14

Item 6.  Exhibits and Reports on Form 8-K  .......................    14

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 1998 and December 31, 1997
(In Thousands of Dollars)

            Assets                                                              1998         1997
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                               $     866    $     598
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,480 in 1998
        and $1,110 in 1997                                                     35,032       30,474
    Prepaid expenses and other                                                  5,677        4,697
    Total current assets                                                       41,575       35,769

Property and equipment, at cost, less accumulated
        depreciation                                                           28,229       30,248
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization                 5,135        5,889
Deferred income taxes, net                                                      2,723        2,723
Other assets                                                                    2,193        1,335
      Total assets                                                          $  79,855    $  75,964


Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                              $   5,610    $   5,167
    Accounts payable and cash overdrafts                                        9,199        7,772
    Current accrued claim liabilities                                           9,549        8,829
    Other accrued expenses                                                      6,787        7,525
      Total current liabilities                                                31,145       29,293

Long-term debt and capital lease obligations                                   21,834       22,401
Long-term accrued claim liabilities                                             2,800        2,800
      Total liabilities                                                        55,779       54,494

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,550,638 and 13,548,138 shares
        issued and outstanding, respectively                                   16,856       16,851
    Retained earnings since January 1, 1991                                     7,220        4,619
      Total shareholders' equity                                               24,076       21,470
      Total liabilities and shareholders' equity                            $  79,855    $  75,964

The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 1998 and 1997
(Unaudited)
(In Thousands of Dollars, Except Per Share Data)



                                                    Three Months               Nine Months
                                                  Ended September 30,        Ended September 30,
                                                    1998          1997          1998         1997
Operating revenues                              $   69,794    $  64,352     $ 196,820    $ 186,522

Operating expenses:
  Purchased transportation
     and equipment rents                            31,526       28,909        88,624       80,188
  Salaries, wages, and benefits                     16,952       15,351        47,183       45,453
  Fuel and other operating expenses                 12,759       11,819        35,919       36,857
  Operating taxes and licenses                       2,604        2,552         7,672        7,704
  Insurance and claims                               2,145        2,029         6,090        6,208
  Depreciation                                         973        1,127         2,937        3,495
  Other operating expenses                             840          775         2,763        2,411
                                                    67,799       62,562       191,188      182,316

    Operating income                                 1,995        1,790         5,632        4,206


Interest expense                                      (638)        (711)       (1,941)      (2,223)
Other expense, net                                    (105)        (105)         (315)        (315)


      Earnings before income taxes                   1,252          974         3,376        1,668


Provision for income taxes                            (284)        (260)         (775)        (492)

      Net earnings                              $      968    $     714     $   2,601    $   1,176


Earnings per common and common
    equivalent share

      Basic                                     $     0.07    $    0.05     $    0.19    $    0.09


      Diluted                                   $     0.07    $    0.05     $    0.19    $    0.09


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 1998
(Unaudited)
(In Thousands of Dollars)





                                                                         Retained     Shareholders'
                                                   Common Stock          Earnings     Equity
                                                Shares      Dollars
Balance, December 31, 1997                    13,548,138    $  16,851     $    4,619    $   21,470

Exercise of stock options                          2,500            5             -              5

Net earnings for 1998                                 -            -           2,601         2,601

Balance, September 30, 1998                   13,550,638    $  16,856     $    7,220    $   24,076


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three and Nine Months Ended September 30, 1998 and 1997
(Unaudited)
(In Thousands of Dollars)


                                                        Three Months               Nine Months
                                                     Ended September 30,        Ended September 30,
                                                       1998         1997          1998         1997
Cash flows from operating activities:
  Net earnings                                   $      968    $     714     $   2,601    $   1,176
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
       Deferred income taxes                            284          260           775          492
       Depreciation and amortization                  1,089        1,232         3,293        3,810
       Provision for doubtful accounts                  129           27           262          253
    Changes in assets and liabilities, net:
       Receivables                                   (1,229)      (1,941)       (4,821)      (8,003)
       Prepaid expenses                                 763          420          (980)          16
       Accounts payable and accrued expenses           (664)       1,527           217        3,938

  Net cash provided by
     operating activities                             1,340        2,239         1,347        1,682

Cash flows from financing activities:
  Net borrowings (repayments) on line of
     credit, net                                       (184)      (2,159)        2,645        2,769
  Principal payments on long-term debt                 (945)      (1,047)       (2,771)      (4,165)
  Proceeds from exercise of stock options                 0           76             5          143

  Net cash (used  in)
     financing activities                            (1,129)      (3,130)         (121)      (1,253)

Cash flows from investing activities:
  Additions to property and equipment                  (421)        (217)       (1,067)        (952)
  Disposals of property and equipment                    12          346           109        1,161

  Net cash provided by (used in)
     investing activities                              (409)         129          (958)         209

Net increase (decrease) in cash
   and cash equivalents                                (198)        (762)          268          638

Cash and cash equivalents:
  Beginning of period                                 1,064        1,810           598          410
  End of period                                  $      866    $   1,048     $     866    $   1,048


The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1998
(Unaudited)


(1) Unaudited Consolidated Financial Statements

	The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at September 30, 1998 were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc.
(RDS). Also included is the Company's intermodal broker and logistics manager, INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation.
Through its subsidiaries, the Company provides general and specialized truckload carrier, brokerage and logistics management services throughout North America.

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

	The results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year.


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


(4) Contingent Liabilities

	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multi-employer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc.
("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately
$1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability. The Company has filed a formal request for review of the claim as provided by MPPAA, and the Fund rejected that request on January 28, 1998.
The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. The Company has made payments to the Fund that total approximately $1,320,000 as of September
30, 1998, which are included in other assets on the Company's balance sheet. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

	The Company's subsidiary, RDS, is a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS has filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas, which is currently pending. In its appeal, RDS is asserting it was never properly served in the action and that there is insufficient basis to support an award of punitive damages. RDS has notified its workers' compensation carrier of the award. Management believes that the Company is likely to prevail on its appeal and therefore, this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.


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

	The Company reported net earnings of $968,000($0.07 per share) on revenues of $69.8 million in the three months and net earnings of $2,601,000 ($0.19 per share) on revenues of $196.8 million in the nine months ended September 30, 1998. This compares with net earnings of $714,000 on revenues of $64.4 million, and net earnings of $1,176,000 on revenues of $186.5 million in the comparable periods of 1997, respectively. The
Company's revenue grew by 8.4 percent in the third quarter of 1998 and four of its five subsidiaries (RRT, EMT, ADS and INL) reported revenue improvements. During the second and third quarters of 1998, RDS's operations and administrative offices were combined with RRT in Albuquerque, NM. Consequently, this activity resulted in a decrease in revenue production for RDS during the quarter compared to the prior year. On a year to date basis, all of the subsidiaries except RDS reported revenue growth. Fuel prices continued to decline during the third quarter and were lower than the third quarter of the prior year.
 Barring any unforeseen changes in the overall economy or in the price of fuel, management expects that the Company will benefit from continuing cost reduction programs in the area of safety, fuel purchasing and insurance costs and greater equipment utilization and that an expanded fleet will allow for revenue growth. These trends should enable the Company to remain profitable for the balance of 1998, exclusive of any contingent liabilities discussed earlier.

	A portion of revenue growth in the third quarter is attributable to recent acquisitions. Early in the second quarter of 1998, EMT acquired the assets of Regal Transportation, a flatbed operation located in Niles, OH, with revenues of approximately $5.0 million. Late in the second quarter, Ram Trans, a flatbed brokerage and logistics company, located in Denver, CO, with revenues of approximately $5 - 6 million per year, was acquired by INL. These acquisitions are projected to add approximately $10 - 11 million in operating revenues on an annual basis.

	Revenue miles for the third quarter of 1998 increased slightly to 43.6 million miles from 43.4 million miles. Revenue per mile in the third quarter of 1998 improved by 4.5 percent to $1.38 per mile, up from $1.32 last year, continuing the trend reported in the prior quarters.

	The Company's total operating fleet, including owner-operators, at the end of the third quarter of 1998 was 2,249 tractors, up from 2,173 at the end of the third quarter of 1997, representing an increase of 3.5 percent. The number of Company owned tractors, at the end of the third quarter, grew by 11.0 percent, as compared with the third quarter of 1997, while there was a
4.7 percent decrease in the number of owner-operators.

	A discussion of the impact of the above and other factors on the results of operations in the three months and nine months ended September 30, 1998, as compared to the comparable periods of 1997 follows.

1998 Compared to 1997


                                     Three Months              Nine Months
                                     Ended Sep 30              Ended Sep 30
                                                   %                       %
KEY OPERATING STATISTICS           1998     1997  Change    1998    1997  Change
Operating Revenues ($ millions)   $ 69.8   $ 64.4   8.4   $196.8  $186.5    5.5
Net Earnings ($ 000's)            $  968   $  714  35.6   $2,601  $1,176  121.2
Average Number of Tractors         2,268    2,183   3.9    2,245   2,171    3.4
Total Loads (000's)                 92.0     80.0  15.0    266.9   227.3   17.4
Revenue Miles (millions)            43.6     43.4   0.5    125.7   128.6   (2.3)
Average Revenue per Revenue Mile* $ 1.38   $ 1.32   4.5   $ 1.37  $ 1.32    3.8
* Excluding brokerage revenue

Operating Revenues

	Operating revenues for the three months and nine months ended September 30, 1998, totaled $69.8 million and $196.8 million, respectively, as compared to $64.4 million and $186.5 million for the same periods in 1997, reflecting better driver availability than the prior year. Four of the Company's five subsidiaries continued to grow in 1998. Revenue increased by $5.4 million, or 8.4 percent, in the three months, and $10.3 million, or 5.5 percent, in the nine months ended September 30, 1998, over the comparable 1997 periods. The average number of Company owned tractors increased 7.5 percent from 1,141 to 1,227 in the nine months ended September 30, 1998, from the comparable period in 1997, and the average owner-operator tractor count decreased 1.2 percent from 1,030 to 1,018. Approximately 50.8 percent of the Company's revenue was generated by Company-operated equipment, and 36.6 percent by owner-operator equipment in the nine months ended September 30, 1998. This compares to 53.0 percent and 38.1 percent, respectively, in the 1997 period. The remaining revenues were from freight brokered to other carriers ("brokered freight").

	The Company experienced a 4.5 percent improvement in the average revenue per revenue mile in the three months ended September 30, 1998, and a 3.8 percent improvement in the average revenue per revenue mile in the first nine months of 1998, as compared to 1997. This is generally the result of a larger amount of freight choices offered to the Company and a slight tightening of capacity in certain of the markets served by the Company.


Operating Expenses

 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months and nine months ended September 30.


                                      Three Months    Nine Months
                                      Ended Sep 30    Ended Sep 30
                                       1998   1997    1998   1997

Operating revenues                    100.0% 100.0%  100.0% 100.0%

Operating expenses:

  Purchased transportation
    and equipment rents                45.1   44.9    45.0   43.0
  Salaries, wages and benefits         24.3   23.8    24.0   24.4
  Fuel and other operating expenses    18.3   18.4    18.2   19.8
  Operating taxes and licenses          3.7    4.0     3.9    4.1
  Insurance and claims                  3.1    3.2     3.1    3.3
  Depreciation                          1.4    1.7     1.5    1.9
  Other operating expenses              1.2    1.2     1.4    1.2

  Total operating expenses             97.1%  97.2%   97.1%  97.7%


	For the three months ended September 30, 1998, purchased transportation and equipment rents increased as a percentage of revenue compared to the same period in 1997, due to the increased amount of brokered freight which was primarily attributable to the acquisition of Ram Trans. Salaries, wages and benefits increased during the quarter in 1998, compared to 1997, as a percentage of revenue because the Company's average drivers' pay increased more than $0.02 per mile. Fuel and other operating expenses decreased only slightly during the 1998 quarter compared to 1997. Fuel prices at the pump were down about $0.13 per gallon, however, most of this benefit was offset by increased expenses associated with the acquisition of Regal Transportation and Ram Trans. Depreciation expense decreased as a result of the Company's continued reliance on non-capitalized leases as a means of acquiring its tractors and trailers.

	For the nine months ended September 30, 1998, purchased transportation and equipment rent increased as a percentage of revenue, compared to the same period in 1997, due to the increased amount of brokered freight which was primarily attributable to the acquisition of Ram Trans. Even though the average drivers' wages increased over $0.01 per mile during the nine months ended September 30, 1998, compared to the same period in 1997, salaries, wages and benefits as a percentage of revenue decreased because of the relatively smaller portion of the Company's total revenue being generated by Company operated equipment. Fuel and other operating expenses decreased significantly during the nine months in 1998, compared to 1997, because the average cost of fuel at the pump declined over $0.14 per gallon. The benefit of this decrease was offset by acquisition expenses, a significant loss of fuel surcharge revenue and the increased cost of communication expense attributable to the pay phone users surcharge. Depreciation expense during the nine months of 1998, compared to 1997, decreased as a result of the Company's continued reliance on non-capitalized leases as a means of acquiring its tractors and trailers.


Interest Expense

	Interest expense decreased in 1998, primarily as a result of the decreased borrowings under capital lease obligations as equipment is replaced with operating leases. Interest on bank borrowings were flat in 1998, compared to 1997, due to a slight increase in the borrowing base offset by a reduction in the borrowing rate due to the amended bank agreement in 1998.


Provision for Income Taxes

	Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year.


Liquidity and Capital Resources

	The Company generated $268,000 of cash in the first nine months of 1998. As reflected in the accompanying Consolidated
Statements of Cash Flows, $1,347,000 of cash was provided by operating activities, primarily by earnings before depreciation which was offset by increased accounts receivable and cash used to purchase plates and permits for the Company's fleet.
Approximately $121,000 was used in financing activities, primarily for principal payments on long-term debt. An additional net cash of $958,000 was used in investing activities, primarily additions to property and equipment.

	The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility consists of a $5.0 million term loan with a final maturity of December 31, 1999, and a $28.0 million revolving line of credit which expires January 1, 2000. Quarterly principal payments of $312,500 on the term loan are required. The line of credit includes provisions for the issuance of standby letters of credit which, as issued, reduce available borrowings under the line of credit.
 Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the revolving line of credit totaled $9.5 million at September 30, 1998, and outstanding letters of credit totaled $5.7 million at that date. The combination of these two bank credits totaled $15.2 million, leaving approximately $10.2 million of borrowing capacity available at September 30, 1998.

	During the first quarter, the Company's bank agreement was amended, resulting in a reduction of the borrowing rate on the Company's credit facility from the bank's prime rate plus one half percent to, at the election of the Company, the prime rate or 250 basis points over the 30 day LIBOR rate. The bank also reduced the rate on the term loan from the prime rate plus one half to, at the election of the Company, one quarter percent plus the prime rate or 275 basis points in excess of the 30, 90,
or 120 day LIBOR rate.   Among other changes, the bank increased
the ratio of adjusted liabilities from 3:1 to 4:1, removed limitations on capital expenditures for tractors and trailers, but added a "Fixed Charge Coverage Ratio" defined by EBITDA plus Historical Operating Lease payments divided by Fixed Charges plus Prospective Operating Lease payments. The Company's borrowing rate against its credit facility was again reduced by an additional 25 basis points on September 1, 1998, as a result of successfully meeting the June 30, 1998, bank covenants.

	The Company believes that cash generated from operations, and cash available to it under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.


Year 2000

	The Company has assessed, and continues to assess, the impact of the Year 2000 Issue on its reporting systems and operations.
The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause our systems to process critical financial and operational information incorrectly or could result in business interruption. One of the more significant Year 2000 Issues faced by the Company are the systems in place within the Company's dispatch and equipment control systems, which are not Year 2000 compliant. As a result, in 1998, the Company is updating and working with the vendors of any products it is using to install and modify all of its applications and computer systems and, in particular, its dispatch and equipment control systems to insure that they will be Year 2000 compliant. All programs are expected to be fully tested and problems resolved by June 30, 1999. The Company does not expect the costs, (less than $50,000), associated with becoming Year 2000 compliant to be material. Management has no contingency plan at this time, but will develop one if deemed necessary.

	As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. At present, the Company is not able to determine the effect on the Company's results of operations, liquidity, and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan when the Company believes a material vendor or customer will not be compliant.

	The estimated percentage of completion by June 30, 1999, the date on which the Company believes it will complete its Year
2000 compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based upon management's best estimates, which are based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS.

      On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc. ("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability. The Company has filed a formal request for review of the claim as provided by MPPAA, and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. The Company has made payments to the Fund that total approximately $1,320,000 as of September 30, 1998, which are included in other assets on the Company's balance sheet. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

	The Company's subsidiary, RDS, is a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS has filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas, which is currently pending. In its appeal, RDS is asserting it was never properly served in the action and that there is insufficient basis to support an award of punitive damages. RDS has notified its workers' compensation carrier of the award. Management believes that the Company is likely to prevail on its appeal and, therefore, this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

	There are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party to, or of which any of their property is the subject, other than routine proceedings previously reported in the Company's 1997 Annual
Report on Form 10-K, and litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transporting of freight. The Company maintains insurance which covers liability resulting from transportation related claims in amounts management believes are prudent and consistent with accepted industry practices, subject to deductibles for the first $100,000 to $250,000 of exposure for each incident. The Company is not aware of any claims or threatened claims that might materially affect the Company's operating or financial results.


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


    INTRENET, INC.
    (Registrant)

                                         /s/ John P. Delavan
                                             John P. Delavan,
                                             President and Chief
                                             Executive Officer

November 12, 1998
                                         /s/ Roger T. Burbage
                                             Roger T. Burbage,
                                             Executive Vice-President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)