Form 10-K
period 1998-12-31
INTRENET INC
filed 1999-03-26
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

       (Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE 	 REQUIRED]

For the fiscal year ended  	  December 31, 1998

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

The aggregate market value of the common stock (based upon the closing sale price on such date) held by non-affiliates of the registrant as of March 1,1999, was approximately $27,297,862.

	(Applicable only to corporate registrants) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 1999, there were 13,672,066 shares issued and outstanding.

	Documents Incorporated By Reference: Portions of the following documents have been incorporated by reference into this report:

Identity of Document			                            Parts of Form 10 - K into
Proxy Statement to be filed for the	              Which Document is Incorporated
1999 Annual Meeting of Shareholders of Registrant           	Part III


Page 1 of 46 pages

INTRENET, INC.
1998 Annual Report on Form 10-K

Table of Contents


Part  I
                                                                          Page
Item	1.	Business                                                            3

Item	2.	Properties		                                                        6

Item	3.	Legal Proceedings		                                                 7

Item	4.	Submission of Matters to a Vote of Security Holders	                7


Part  II

Item	5.	Market for Registrant's Common Equity and Related
Stockholder Matters	                                                        8

Item	6.	Selected Financial Data		                                           9

Item	7.	Management's Discussion and Analysis of Financial
Condition and Results	of Operations		                                      10

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	       13

Item	8.	Financial Statements and Supplementary Data	                       13

Item	9.	Changes in and Disagreements With Accountants on Accounting and
Financial Disclosures		                                                    13


Part  III

Item	10.	Directors and Executive Officers of the Registrant		              13

Item	11.	Executive Compensation		                                          13

Item	12.	Security Ownership of Certain Beneficial Owners and Management	   13

Item	13.	Certain Relationships and Related Transactions		                  13


Part  IV

Item	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	 13

Signatures		                                                               14

Index to Exhibits		                                                        15


PART  I

Item 1.  Business.

General

	The Company was incorporated in 1983 under the laws of the State of Indiana, as a holding company for truckload carrier subsidiaries. The Company owns, directly or indirectly, 100% of four licensed truckload carriers and an intermodal brokerage logistics operation (the operating subsidiaries), which provide general and specialized regional truckload carrier services throughout North America. The operating subsidiaries are Roadrunner Trucking, Inc., (RRT); Eck Miller Transportation Corporation, (EMT); Advanced Distribution System, Inc., (ADS); Roadrunner Distribution Services, Inc., (RDS); and INET
Logistics, Inc., (INL). In addition, the Company owns an intercompany employee leasing subsidiary and an inactive Bermuda captive-insurance subsidiary.

	The Company's operating subsidiaries presently operate more than 2,300 tractors, including tractors provided by owner-operators. All of the Company's truckload carriers rely to some extent upon a network of commissioned agents and independent contractors who own and operate tractors and trailers. All of the Company's truckload carriers use company-operated equipment. In 1998, the Company's fleet traveled over 166 million revenue miles delivering approximately 325,000 loads for Company customers. The Company also brokered approximately 30,000 loads to other carriers. No customer accounted for more than 5% of the Company's revenue in 1998.

	The Company's executive offices are located at 400 TechneCenter Drive, Suite 200, Milford, Ohio 45150 and its telephone number is (513) 576-6666. Except as otherwise indicated by the context, the term Company, as used herein, means Intrenet, Inc.
and its consolidated subsidiaries.


Operating Subsidiaries

	Select operating statistics as of December 31, 1998, are as follows:

                           RRT   EMT   ADS   RDS   Total
Company Tractors           516   386   219   182   1,303
Owner-Operators            166   410   378    54   1,008

  Total Tractors           682   796   597   236   2,311

Company Trailers           950   499   257   489   2,195
Company Drivers            572   398   202   230   1,402
  Total Employees          765   552   296   257   1,899
Sales Agents                30   135   218     7     390
Avg. Length of Haul in
  Revenue Miles            633   345   542  1,159    514


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

	Eck Miller Transportation Corporation. EMT is a specialized truckload carrier operating a nationwide service system of nearly 800 sided flatbed and heavy-haul trailers. EMT primarily transports metal articles, building materials and machinery over lanes radiating from the midwest to all other regions of the
United States. EMT is an Indiana corporation, headquartered in
Rockport, Indiana.
	EMT operates a fleet of company-operated and owner-operator
tractors.   Most of its 140 field offices are operated by
commissioned sales agents.   The utilization of owner-operators
and agents limits EMT's investment in labor and equipment.

	Advanced Distribution System, Inc. ADS is a truckload carrier that transports general commodity freight, including iron, steel, pipe, heavy machinery and building products, throughout the United States and Canada on flatbed trailers and dry vans.
ADS is a Florida corporation, headquartered in Columbus, Ohio.
	ADS is primarily dependent upon commissioned agents as sources for business. ADS also operates a fleet of company-operated and owner-operated equipment.

	Roadrunner Distribution Services, Inc. RDS is a truckload van carrier that transports a wide variety of general commodities, including electronics, auto parts, sportswear and consumer goods throughout service lanes in the Central and Southwestern regions of the United States. RDS operates a nationwide freight brokerage business, and services customers in Mexico through El
Paso, TX and Nogales, AZ. RDS is a Texas corporation, headquartered in Albuquerque, New Mexico.

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


Commissioned Sales Agents and Owner-Operators

	The operating subsidiaries which use commissioned agents and independent owner-operators generally do not have long-term contractual agreements with their agents or owner-operators, and treat both categories of persons as independent contractors.
Working relationships with such persons are dependent upon mutually beneficial characteristics including confidence in service levels, support in customer relations, compensation levels and systems and opportunities for growth. Many of the Company's agreements with commissioned agents are non-exclusive.
The operating subsidiaries will cancel working relationships, at any time, with agents and owner-operators for lack of confidence in, but not limited to, those characteristics listed above.

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


Revenue Equipment

	At December 31, 1998, the Company owned or leased 1,303 tractors, 1,583 flatbed trailers, and 612 dry van trailers. The following is a summary of Company operated revenue equipment at December 31, 1998:

                                      Trailers
                     Tractors      Flatbed  Dry Van
Model year
prior to 1996           334          854       97
1996                     54          241      478
1997                    451          308       37
1998                    249           93        -
1999                    215           87        -

                      1,303        1,583      612

    In addition, at the same date, owner-operators under contract provided 1,008 tractors for Company operations.

	The Company has plans to acquire approximately 440 tractors in 1999, of which approximately 335 will replace older tractors.
The new tractors are expected to be financed primarily under operating leases.


Employees

	At December 31, 1998, the Company employed 1,899 individuals, of whom 1,402 were drivers. Management considers its relationship with employees to be good. None of the Company's employees are represented by a collective bargaining unit.


Competition and Availability of Drivers

	The trucking industry is characterized by intense competition, resulting from the presence of many carriers in the market, low barriers to entry, and the commodity nature of the services provided by many carriers. The Company competes with other irregular route, long-haul carriers and, to a lesser extent, with medium-haul carriers, railroads, less-than-truckload carriers, freight brokers and proprietary transportation systems. The Federal Aviation Administration Authorization Act of 1994 (the FAA Act), effective January 1, 1995, preempted certain state and local laws regulating the prices, routes, or services of motor carriers, thereby deregulating intra-state transport, and increasing competitive conditions.

	At December 31, 1998, the Company employed 1,402 drivers. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, personal evaluations, a physical examination and mandatory drug testing. All drivers attend orientation programs and ongoing driver efficiency and safety programs.

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

	Each of the motor carrier operating subsidiaries is subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. All of the Company's drivers are required to obtain national commercial driver's licenses pursuant to the regulations promulgated by the DOT. Also, DOT regulations impose mandatory drug and alcohol testing of drivers. Each of the motor carrier operating subsidiaries has a satisfactory safety rating with the DOT.

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


Risk Management and Insurance

	The Company's risk management programs provide protection of its assets and interests through a combination of insurance and self-insurance. The Company maintains both primary and excess auto liability insurance with limits and deductibles currently at $100,000, and in amounts management believes to be adequate. Prior to the end of 1998, limits and deductibles ranged from $100,000 to $250,000.

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


Disclosure Regarding Forward Looking Statements

	The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 3, and 7 of this report include information that is forward looking, such as the Company's reliance on commissioned agents and owner-operators, its exposure to increased fuel prices, its anticipated liquidity and capital requirements and the expected impact of legal proceedings. The matters referred to in these forward looking statements could be affected by the risks and uncertainties involved in the Company's business and in the trucking industry.
These risks and uncertainties include, but are not limited to, the effect of general economic and market conditions, including downturns in customers' business cycles, the availability and cost of qualified drivers, the availability and price of diesel fuel, the impact and cost of government regulations and taxes on the operations of the business, competition, as well as certain other risks described in this report. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this report.


Item 2.  Properties.

	The Company leases its headquarters facility, which consists of approximately 4,000 square feet of office space. The lease provides for rent at approximately $5,400 per month and is presently in the first year of its five-year lease renewal expiring in August, 2003.

	The following table provides information concerning other significant properties owned or leased by the operating subsidiaries.

                                                          Owned
                  Operating       Type of                   or      Approximate
Location          Subsidary       Facility                Leased      Acreage

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

Albuquerque, NM   RRT       Terminal and Office Facility   Owned          6
                             (Under lease to others)

Dallas, TX        RRT       Terminal                       Leased         5

Houston, TX       RRT       Terminal                       Leased         5

Vinton, TX        RRT       Terminal, Maintenance          Leased         4
                            Facility and Bulk Fueling
                            Station

Kingman, AZ       RRT       Terminal                       Leased         4

Phoenix, AZ       RRT       Terminal                       Leased         3

Snowflake, AZ     RRT       Terminal and Bulk Fueling      Leased         1
                            Station

Fontana, CA       RRT       Terminal and Bulk Fueling      Leased         4
                            Station

Indianapolis, IN  RDS       Terminal                       Leased         1

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

Denver, CO        INL       Terminal                       Leased         -

	All properties owned by the Company and the operating subsidiaries are subject to liens in favor of the Company's primary lender or independent mortgage lenders. See Note 2 of Notes to Consolidated Financial Statements.


Item 3.  Legal Proceedings.

	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multi-employer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc.
("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately
$1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability.
The Company has filed a formal request for review of the claim as provided by the MPPAA and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. The Company has made payments to the Fund that total approximately $1,588,000 as of December 31, 1998, which are included in other assets on the Company's balance sheet. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

	The Company's subsidiary, RDS, is a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS has filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas, which is currently pending. In its appeal, RDS is asserting it was never properly served in the action and that there is insufficient basis to support an award of punitive damages. RDS has notified its workers' compensation carrier of the award. Management believes that RDS is likely to prevail on its appeal and therefore, this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

	No matters were submitted to a vote of security holders of the Company during the three months ended December 31, 1998.


Executive Officers of the Registrant.

	Pursuant to federal Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included in lieu of being included in the Proxy Statement for its Annual Meeting of Stockholders:

	Certain information concerning the executive officers of the Company as of December 31, 1998, is set forth below.

Name and Position                                    Age


John P. Delavan                                      46
President and Chief Executive Officer

Roger T. Burbage                                     55
Executive Vice-President, Chief Financial
Officer, Secretary and Treasurer

	Officers of the Company serve at the discretion of the Board of Directors.

	John P. Delavan has been President and Chief Executive Officer since June, 1996, and a Director since September, 1996. From
1991 to June, 1996, Mr. Delavan was President of Landstar-Inway,
Inc., a truckload carrier affiliated with Landstar Systems, Inc.

	Roger T. Burbage has been the Chief Financial Officer since March, 1997, and Executive Vice-president since 1998. Prior to joining the Company, Mr. Burbage was President of Landstar
Poole, Inc.,  a truckload carrier affiliated with Landstar
Systems, Inc. Mr. Burbage was with Landstar Poole, Inc. for approximately five years.


PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

	The Common Stock is traded on The NASDAQ Small-Cap Market
(NASDAQ) under the symbol INET. The following table sets forth the high and low sales prices as reported by NASDAQ.


1997                HIGH       LOW

First Quarter       2.813      1.875
Second Quarter      2.625      2.188
Third Quarter       3.250      2.438
Fourth Quarter      3.375      2.813

1998

First Quarter       4.375      2.875
Second Quarter      4.750      3.313
Third Quarter       4.625      2.000
Fourth Quarter      3.438      2.125

1999

First Quarter       4.250      2.938
(Through March 1)

	On March 1, 1999, there were 218 holders of record of Common
Stock.

	The Company has never paid a cash dividend on its Common Stock.

 The Company's bank agreement contains covenants which restrict the Company's ability to pay cash dividends. See Note 2 of Notes to Consolidated Financial Statements. The Company does not anticipate paying cash dividends on Common Stock in the foreseeable future.

	During the three months ended December 31, 1998, the Company did not offer or sell any equity securities in a transaction that was exempt from the requirements of the Securities Act of 1933, as amended (the Act), except as follows: On December 30, 1998, the Company issued 111,428 shares of Common Stock in full satisfaction of warrants to purchase 300,000 shares at $1.65 per share. The Company relied upon the exemption from registration contained in section 4(2) of the Act.


Item 6.   Selected Financial Data.

                                                                Year Ended December 31,
                                               1998        1997        1996        1995         1994
                                                      (In Thousands, Except Per Share Amounts)
STATEMENT OF OPERATIONS DATA
   Operating revenues                       $ 262,722   $ 247,888   $ 224,613   $ 214,973   $  214,838

   Operating expenses:

   Purchased transportation
      and equipment rents                     118,681     108,292      87,834      80,997       79,946
   Salaries, wages and benefits                63,940      59,943      60,017      58,733       53,281
   Fuel and other operating expenses           47,936      48,550      49,251      46,610       44,777
   Operating taxes and licenses                10,077      10,045      10,670      10,093        9,846
   Insurance and claims                         8,089       7,987       8,812       6,986        7,680
   Depreciation                                 3,949       4,526       5,096       4,651        4,826
   Other operating expenses                     3,657       3,316       3,591       3,842        4,077
       Total operating expenses               256,329     242,659     225,271     211,912      204,433

       Operating income (loss)                  6,393       5,229        (658)      3,061       10,405

   Interest expense                            (2,554)     (2,908)     (2,397)     (2,886)      (3,557)
   Other expense, net                            (420)       (420)       (420)        (82)        (357)
       Earnings (loss) before income taxes
           and extraordinary items              3,419       1,901      (3,475)         93        6,491
   Income taxes                                  (523)       (580)          -        (305)      (1,326)

       Net earnings (loss)                  $   2,896   $   1,321   $  (3,475)  $    (212)  $    5,165


   Basic
       Net earnings (loss)                  $    0.21   $    0.10   $   (0.26)  $   (0.02)  $     0.57

   Diluted
       Net earnings (loss)                  $    0.21   $    0.10   $   (0.26)  $   (0.02)  $     0.40


BALANCE SHEET DATA
   Current assets                           $  38,906   $  36,499   $  30,348   $  26,716   $   29,320
   Current liabilities                         30,524      29,293      30,216      27,339       28,329
   Total assets                                77,800      75,964      77,168      67,638       69,058
   Long-term debt                              20,105      22,401      24,210      14,981       22,291
   Shareholders' equity                        24,371      21,470      19,892      23,018       16,438


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations

	Introduction

	The Company reported net earnings in 1998 of $2.9 million on revenues of $262.7 million, as compared to a net earnings of $1.3 million on revenues of $247.9 million in 1997, and a net loss of $3.5 million on revenues of $224.6 million in 1996.

	As discussed more fully below, the Company's performance throughout 1998 reflects a generally stronger economy, lower fuel prices at the pump, a continued emphasis on cost reduction, and some improvement in pricing, offset by an increase in driver wages.

	A discussion of the impact of the above and other factors on the results of operations in 1998 as compared to 1997, and 1997 as compared to 1996 follows.

1998 Compared to 1997
                                                                      %
Key Operating Statistics                      1998        1997      Change

Operating Revenues ($ millions)              $262.7      $247.9       6.0%
Net Earnings                                 $  2.9      $  1.3     123.1%
Average Tractors                              2,250       2,225       1.1%
Total Loads (000's)                           354.6       306.3      15.8%
Revenue Miles (millions)                      166.7       170.1      (2.0%)
Average Revenue per Revenue Mile             $1.374      $1.321       4.0%

	Operating Revenues. Operating revenues increased by $14.8 million, or 6.0% in 1998, to $262.7 million from $247.9 million in 1997. The majority of this increase occurred in brokered revenue which increased $10.6 million, or 45.5%, from $23.2 million in 1997, to $33.8 million in 1998. The acquisition of the assets of Ram Trans, a flatbed brokerage and logistics company located in Denver, Colorado, late in the second quarter of 1998, accounted for $3.0 million of the increase in brokered revenue. In addition to this acquisition, all of the operating subsidiaries reported significant growth in their brokerage business. Company fleet revenues also increased $4.3 million, or 3.4% in 1998, over 1997, while owner-operator revenues decreased $0.1 million, or 0.1%.

	There was virtually no change in the average fleet size in 1998, compared to 1997. In the aggregate, revenue miles
(volume), actually declined 2.0%. This decline was attributable to the shorter length of haul from the RRT regional operations and the container movements from EMT. Freight demand in 1998, was relatively strong and accounted for the aforementioned growth in the brokered revenues. These competitive conditions allowed for a 4.0% increase in average revenue per revenue mile (price), which led to the $4.3 million growth in Company fleet revenues.

	Operating Expenses. The following table sets forth the percentage relationship of operating expenses to operating revenues for the years ended December 31, 1998 and 1997.

                                             1998            1997
Operating Revenues                          100.0%          100.0%

Operating Expenses:
 Purchased transportation and
    equipment rents                          45.2            43.7
 Salaries, wages and benefits                24.3            24.2
 Fuel and other operating expenses           18.2            19.6
 Operating taxes and licenses                 3.9             4.1
 Insurance and claims                         3.2             3.2
 Depreciation                                 1.5             1.8
 Other operating expenses                     1.3             1.3

 Total Operating Expenses                    97.6%           97.9%

	In 1998, purchased transportation and equipment rent increased as a percentage of revenue compared to 1997 due to the amount of freight brokered to other carriers. This increase occurred because of the increase in freight demand and the acquisition of Ram Trans.

	Although the average driver's wages increased approximately $0.02 per mile in 1998, ($2.9 million), compared to 1997, salaries, wages and benefits increased only slightly as a percentage of revenue because of the increase in the average revenue per revenue mile and the relatively smaller portion of the Company's total revenue being generated by company-operated equipment.

	Fuel and other operating expenses decreased significantly in 1998, compared to 1997, because the average cost of fuel at the pump declined $0.15 per gallon. The benefit of this decrease was partially offset by acquisition expenses, a significant loss of fuel surcharge revenue, and the increased cost of communication expense attributable to the pay phone users' surcharge.

	Depreciation expense declined as a percentage of revenue in 1998, compared to 1997, as a result of the Company's continued reliance on non-capitalized leases as a means of acquiring its tractors and trailers.

	Interest Expense. Interest expense decreased in 1998, primarily as a result of replacing equipment financed with capital lease obligations with equipment financed by operating leases. Interest on bank borrowings were flat in 1998, compared to 1997, due to a slight increase in the average borrowings offset by a reduction in the borrowing rate.

	Provision For Income Taxes. The provision in 1998 was approximately $0.5 million, or 15.3% of pretax earnings. The effective tax rate is lower than the statutory tax rate due to the reversal of valuation allowance reserves established in prior years, offset by the impact of certain non-deductible expenses.


1997 Compared to 1996
                                                                    %
Key Operating Statistics                     1997        1996       Change

Operating Revenues ($ millions)             $247.9      $224.6       10.4%
Net Earnings (Loss)                         $  1.3      $ (3.5)        NM
Average Tractors                             2,225       2,080        7.0%
Total Loads (000's)                          306.3       259.3       18.1%
Revenue Miles (millions)                     170.1       162.8        4.5%
Average Revenue per Revenue Mile            $1.321      $1.298        1.8%

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

	The decreased use of the Company fleet in 1997 resulted in decreases in salaries, wages and benefits, and fixed costs (operating taxes and licenses) related to ownership or lease of revenue equipment. Conversely, higher use of owner-operator equipment resulted in increases in purchased transportation as a percentage of revenue. The Company also benefited from lower fuel prices at the pump during 1997. The national average price per gallon at the pump declined approximately $0.035 per gallon. Even with this decrease, the price per gallon at the pump is still approximately $0.08 per gallon higher than it averaged during the first half of this decade. Relative to 1996, management estimates this price decrease lowered operating expenses by approximately $0.8 million in 1997.

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


Liquidity and Capital Resources

	The Company used $0.3 million of cash and cash equivalents in the year ended December 31, 1998, and generated $0.2 million in the year ended December 31, 1997. As reflected in the accompanying Consolidated Statements of Cash Flows, in 1998, $3.9 million of cash was generated from operating activities, as compared to $2.0 million generated in 1997. The $2.6 million, net, used in investing activities in 1998 was a result of purchasing equipment at the end of some of its operating leases. Investing activity in 1997 generated approximately $1.1 million as a result of equipment disposals. Borrowings under the line of credit increased by over $3.4 million primarily to fund principal payments on long term debt, which were $1.8 million lower than 1997, as a result of more equipment financed under operating leases.

	The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility consists of a $5.0 million term loan with a final maturity of December 31, 1999, and a revolving line of credit, with a maximum limit of $28.0 million, which expires January 1, 2000. Quarterly principal payments of $312,500 on the term loan are required until its maturity. The line of credit includes provisions for the issuance of up to $12.0 million in standby letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility (the Borrowing Base). Borrowings under the revolving line of credit totaled $9.3 million at December 31, 1998, and outstanding letters of credit totaled $5.8 million at that date.
The combination of these two bank credits totaled $15.1 million and, given the then existing Borrowing Base, left approximately
$8.6 million of borrowing capacity under the revolving line of credit at December 31, 1998. Borrowing capacity under the revolving line of credit as of February 26, 1999, was approximately $6.0 million. The increase in borrowings resulted primarily from the financing of annual license plates and permits for the company-operated fleet. The Company's borrowings are typically higher in the first half of the year, and decrease throughout the second half of the year.

	On February 4, 1999, the Company's bank agreement was amended, resulting in an increase in borrowing capacity with a $5.0 million capital expenditure line. This line extends credit to enable the Company to purchase certain designated assets in connection with acquisitions. This addition expands the amount of the credit facility to $38.0 million. Borrowing capacity as of the end of February, 1999, was approximately $11.0 million, which includes the revolver and capital expenditure lines.

	The Company is in compliance with all of the financial covenants contained in its bank credit facility during the year. The Company is also in compliance with the amended financial covenant test contained on the mortgage loan to one of the operating subsidiaries as of December 31, 1998.

	The Company currently believes that cash generated from operating, financing and investing activities and cash available to it under the bank credit facility will be sufficient to meet the Company's needs during 1999.


	Other Factors

	Inflation can be expected to have an impact on most of the Company's operating costs although the impact of inflation in recent years has been minimal. Changes in market interest rates can be expected to impact the Company to the extent that revenue equipment is added and replaced and because the Company's lease rates and bank financing are related to market interest rates.

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


New Accounting Pronouncements

    In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information on operating segments. These statements are effective for fiscal years beginning after December 15, 1998. At this time, the Company has determined there is no reporting impact on these statements or its disclosures.


Year 2000

    The Company has assessed, and continues to assess, the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all.
This inability to recognize or properly treat the year 2000 may cause our systems to process critical financial and operational information incorrectly or may cause the system to discontinue functioning altogether. One of the more significant Year 2000 issues faced by the Company is from its fully integrated dispatch and equipment control systems, which are not Year 2000 compliant. As a result, the Company is updating and working with the vendors of any products it is using to install new models and/or modify all of its applications and computer systems and, in particular, its dispatch and equipment control system to insure that they will be Year 2000 compliant. All programs are expected to be fully tested and problems resolved by June 30, 1999. The Company does not expect the costs associated with becoming Year 2000 compliant to be material. The Company has incurred cost of approximately $35,000 to date, and expects future costs to be less than $15,000 for a total cost of $50,000. These cost are being charged to operations as incurred. Management has not developed any contingency plan regarding its dispatch and equipment control systems at this time, but will develop one, if deemed necessary.

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

    The estimated percentage of completion by June 30, 1999, the date on which the Company believes it will complete its Year 2000 compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based on management's best estimates, which are based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

       The Company's earnings are impacted by financial risk related to volatility in interest rates related to variable debt instruments. These debt instruments are non-trading in nature and are used to fund the Company's day-to-day operations. Based upon the principal amounts outstanding at December 31, 1998, for those variable rate debt instruments, a market change of 100 basis-points in interest rates would correspond to an approximately $130,000 impact in interest expense for a one-year period. This sensitivity analysis does not account for any change in the borrowings outstanding, which may be reduced through payments or increased through additional borrowings, and does not consider the Company's ability to fix the interest rate on one of the three variable rate debt instruments. This analysis also does not account for any management actions which may be taken in response to these changes. The Company has no material future earnings impact or cash flow expense from changes in interest rates related to its financing of operating equipment as all of the Company's equipment financing has fixed rates.


Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

                                                        Page
Consolidated Balance Sheets                              17
Consolidated Statements of Operations                    18
Consolidated Statements of Shareholders' Equity          19
Consolidated Statements of Cash Flows                    20
Notes to Consolidated Financial Statements               21
Report of Independent Public Accountants                 26


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


PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	(a)(1)	Financial Statements

	All financial statements of the Registrant are set forth under Item 8 of this Report.

	(2)	Financial Statement Schedule

		None

	(3)	Exhibits - See Index to Exhibits on pages 15 and 16 of this Report.

		The Company will furnish any exhibit upon request and upon payment of the Company's reasonable expenses in furnishing such exhibit.

(b)		Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 1998.


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

Date:  March 26, 1999

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date

/s/ John P. Delavan          President, Chief Executive          March 26, 1999
John P. Delavan              Officer and Director
                             (Principal Executive Officer)

/s/ Roger T. Burbage         Executive Vice-president,           March 26, 1999
Roger T. Burbage             Chief Financial Officer
                             Treasurer and Secretary
                             (Principal Financial and
                              Accounting Officer)

/s/ Edwin H. Morgens         Chairman of the Board and Director  March 26, 1999
Edwin H. Morgens

                             Vice-Chairman of the Board and      March 26, 1999
Robert B. Fagenson           Director

/s/ Vincent A. Carrino       Director                            March 26, 1999
Vincent A. Carrino

/s/ Ned N. Fleming, III      Director                            March 26, 1999
Ned N. Fleming, III

/s/ Eric C. Jackson          Director                            March 26, 1999
Eric C. Jackson

/s/ Thomas J. Noonan, Jr.    Director                            March 26, 1999
Thomas J. Noonan, Jr.

/s/ Gerald Anthony Ryan      Director                            March 26, 1999
Gerald Anthony Ryan

/s/ Philip Scaturro          Director                            March 26, 1999
Philip Scaturro


INDEX TO EXHIBITS
                                               Page Number of Incorporation
Exhibit                                        by Reference to an Exhibit
Number         Description                      Filed as Part of


3.1   Restated Articles of the Registrant  Registration Statement on Form 8-A/A
                                            filed on August 11, 1995, as
                                            Exhibit 2 (a)

3.2   Restated Bylaws of the Registrant    Registration Statement of Form 8-A/A
                                            filed on August 11, 1995, as
                                            Exhibit 2 (b)

10.1  Fourth Amended and Restated Loan     Annual Report on Form 10-K for the
      Agreement dated as of January 15,      year ended December 31, 1995, as
      1996, by and among the Registrant,     Exhibit 10.1
      certain subsidiaries and The
      Huntington National Bank

10.2  First Amendment to Fourth Amended    Quarterly Report on Form 10-Q for the
      and Restated Loan Agreement dated      quarter ended June 30, 1996, as
      as of March 31, 1996                   Exhibit 10.1

10.3  Second Amendment to Fourth Amended   Annual Report on Form 10-K for the
      and Restated Loan Agreement dated      year ended December 31, 1996, as
      as of March  7, 1997                   Exhibit 10.12

10.4  Third Amendment to Fourth Amended    Quarterly Report on Form 10-Q for the
      and Restated Loan Agreement dated      quarter ended March 31, 1998, as
      as of March 31, 1998                   Exhibit 10.1

10.5  Fourth Amendment to Fourth Amended   27
      and Restated Loan Agreement dated
      as of February 4, 1999

10.6* 1992 Non-Qualified Stock Option Plan Annual Report on Form 10-K for the
                                             year ended December 31, 1992, as
                                             Exhibit 10.2

10.7* Stock Option Agreement dated as of   Quarterly Report on Form 10-Q for the
      June 4, 1996, between the Company      quarter ended June 30, 1996, as
      and John P. Delavan                    Exhibit 10.3

10.8* Stock Option Agreement dated as of   Annual Report on Form 10-K for the
      November 4, 1996, between the Company  year ended December 31, 1996, as
      and John P. Delavan                    Exhibit 10.31

10.9*	Stock Option Agreement dated as of 	 Quarterly Report onForm 10-Q for
      March 10, 1997, between the Company    quarter ended March 31, 1997, as
      and Roger T. Burbage                   Exhibit 10.2

10.10*Employment Agreement dated as of     Quarterly Report on Form 10-Q for the
      June 4, 1996, between the Company      quarter ended June 30, 1996, as
      and John P. Delavan                    Exhibit 10.2

10.11*First Amendment to Employment        Quarterly Report on Form 10-Q for the
      Agreement dated April 4, 1998,         quarter ended June 30, 1998, as
      between the Company and John P.        Exhibit 10.1
      Delavan

10.12*Second Ameendment to Employment      42
      Agreement dated as of December 29,
      1998, between the Company and
      John P. Delavan

10.13*Employment Agreement dated as of     Quarterly Report on Form 10-Q for the
      March 10, 1997, between the Company    quarter ended March 31, 1997, as
      and Roger T. Burbage                   Exhibit 10.1

10.14*First Amendment to Employment        43
      Agreement dated as of March 8, 1999,
      between the Company and Roger T.
      Burbage

10.20*1993 Stock Option and Incentive      Registration Statement on Form S-8
      Plan                                   (Registration No. 33-69882) filed
                                             September 29, 1993, as Exhibit 4E

21    List of Subidiaries of the           44
      Registrant

23    Consent of Independent Public        45
      Accountants

27    Financial Data Schdeule              46

______________________________
	*	The indicated exhibit is a management contract, compensatory
plan or arrangement required to be filed by 	Item 601 of
Regulation S-K.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Years Ended December 31, 1998 and 1997
(In Thousands of Dollars)


                 Assets                                                                              1998              1997
Current assets:
    Cash and cash equivalents                                                                  $         271     $         598
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,537 in 1998
        and $1,110 in 1997                                                                            33,233            30,474
    Prepaid expenses and other                                                                         5,402             4,697
    Total current assets                                                                              38,906            35,769

Property and equipment, at cost, less accumulated
        depreciation of $20,810 in 1998 and $16,117 in 1997                                           28,833            30,248
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization
        of $5,581 in 1998 and $4,998 in 1997                                                           4,967             5,889
Deferred income taxes, net                                                                             2,886             2,723
Other assets                                                                                           2,208             1,335
      Total assets                                                                             $      77,800     $      75,964


Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                                                 $       5,789     $       5,167
    Accounts payable and cash overdrafts                                                               9,439             7,772
    Current accrued claim liabilities                                                                  7,878             8,829
    Other accrued expenses                                                                             7,418             7,525
      Total current liabilities                                                                       30,524            29,293

Long-term debt and capital lease obligations                                                          20,105            22,401
Long-term accrued claim liabilities                                                                    2,800             2,800
      Total liabilities                                                                               53,429            54,494

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,662,066 and 13,548,138 shares
        issued and outstanding at December 31, respectively                                           16,856            16,851
    Retained earnings since January 1, 1991                                                            7,515             4,619
      Total shareholders' equity                                                                      24,371            21,470
      Total liabilities and shareholders' equity                                               $      77,800     $      75,964



The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 1998, 1997, and 1996
(In Thousands of Dollars, Except Shares and Per Share Data)



                                                                                   1998              1997              1996
Operating revenues                                                           $     262,722     $     247,888     $     224,613

Operating expenses:
  Purchased transportation
     and equipment rents                                                           118,681           108,292            87,834
  Salaries, wages, and benefits                                                     63,940            59,943            60,017
  Fuel and other operating expenses                                                 47,936            48,550            49,251
  Operating taxes and licenses                                                      10,077            10,045            10,670
  Insurance and claims                                                               8,089             7,987             8,812
  Depreciation                                                                       3,949             4,526             5,096
  Other operating expenses                                                           3,657             3,316             3,591
                                                                                   256,329           242,659           225,271

    Operating Income (loss)                                                          6,393             5,229              (658)


Interest expense                                                                    (2,554)           (2,908)           (2,397)
Other expense, net                                                                    (420)             (420)             (420)


      Earnings (loss) before income taxes and
          extraordinary items                                                        3,419             1,901            (3,475)

Provision for income taxes                                                            (523)             (580)               -

      Net earnings (loss)                                                    $       2,896     $       1,321     $      (3,475)



Earnings (loss) per common and common
    equivalent share
      Basic                                                                  $        0.21     $        0.10     $       (0.26)


      Diluted                                                                $        0.21     $        0.10     $       (0.26)


Weighted average shares outstanding during period                               13,550,594        13,476,861        13,258,351


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1998, 1997, and 1996
(In Thousands of Dollars)



                                                                                                   Retained      Shareholders'
                                                                         Common Stock              Earnings          Equity
                                                                    Shares       Dollars
Balance, December 31, 1995                                        13,197,728  $     16,245     $       6,773     $      23,018

Exercise of stock options                                            229,610           349                  -              349

Cancellation of shares                                               (15,200)             -                 -                 -

Net loss for 1996                                                           -             -           (3,475)           (3,475)

Balance, December 31, 1996                                        13,412,138        16,594             3,298            19,892

Exercise of stock options                                            136,000           257                  -              257

Net income for 1997                                                         -             -            1,321             1,321

Balance, December 31, 1997                                        13,548,138        16,851             4,619            21,470

Exercise of stock options                                              2,500             5                  -                5

Exercise of  Warrants                                                111,428             0                  -                0

Net income for 1998                                                         -             -            2,896             2,896

Balance, December 31, 1998                                        13,662,066  $     16,856     $       7,515     $      24,371


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 1998, 1997, and 1996
(In Thousands of Dollars)



                                                                                      1998              1997              1996
Cash flows from operating activities:

  Net earnings (loss)                                                        $       2,896     $       1,321     $      (3,475)
  Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
       Deferred income taxes                                                           523               580                 -
       Depreciation and amortization                                                 4,392             4,946             5,516
       Provision for doubtful accounts                                                 468               397               478
    Changes in assets and liabilities, net:
       Receivables                                                                  (3,227)           (5,537)           (4,841)
       Prepaid expenses and others                                                    (871)             (822)              783
       Accounts payable and accrued expenses                                          (282)            1,155             3,225

  Net cash provided by operating activities                                          3,899             2,040             1,686

Cash flows from financing activities:
  Borrowings in line of credit, net                                                  2,134             2,459             1,293
  Principal payments on long-term debt                                              (3,809)           (5,616)           (6,923)
  Proceeds from exercise of stock options                                                5               193               349

  Net cash used in financing activities                                             (1,670)           (2,964)           (5,281)

Cash flows from investing activities:
  Additions to property and equipment                                               (2,883)           (1,179)           (1,444)
  Disposals of property and equipment                                                  327             2,291             5,278

  Net cash provided by (used in) investing activities                               (2,556)            1,112             3,834

Net increase (decrease) in cash and cash equivalents                                  (327)              188               239

Cash and cash equivalents:
  Beginning of period                                                                  598               410               171
  End of period                                                              $         271     $         598     $         410



The accompanying notes are an integral part of these consolidated financial statements.


INTRENET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998, 1997, and 1996


(1) Summary of Significant Accounting Policies


	Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Intrenet, Inc., and all of its subsidiaries (the Company). Truckload carrier subsidiaries at December 31, 1998, were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's intermodal broker and logistics manager INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized regional truckload carrier, brokerage and logistics management services throughout North America.


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


	Revenue Recognition

     Operating revenues are recognized when the freight is picked up. Related transportation expenses including driver wages, purchased transportation, fuel and fuel taxes, agent commissions, and insurance premiums are accrued when the revenue is recognized. The Company has determined that the cumulative effect of changing to revenue recognition when the freight is delivered is immaterial and the effect on the annual operating results is negligible.

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


	Accounts Receivable

      Accounts receivable consist principally of freight revenue less allowance for doubtful accounts. Provision expense for doubtful accounts were $468,000, $397,000, and $478,000, in
1998, 1997, and 1996, respectively. Allowances for doubtful accounts were $1,537,000, $1,110,000, and $770,000, in 1998,
1997, and 1996, respectively.


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


 	Reorganization Value in Excess of
	Amounts Allocated to Identifiable Assets

       Reorganization Value in Excess of Amounts Allocated to Identifiable Assets, resulting from the Chapter 11 reorganization of the Company in 1990, is being amortized on a straight-line basis over 35 years. Benefits from recognition of reversal of valuation allowance reserves established against pre-reorganization net operating loss carryforwards (see Note 5) are reported as reductions of the Reorganization Value, and thus reduce its effective life.


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

    In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share". The new Standard simplifies the computation of earnings per share (EPS), and requires the presentation of two new amounts, basic and diluted earnings per share. During 1997, the Company adopted SFAS 128 and restated its computation of EPS for the periods 1997 and 1996.


	Credit Risk

    Financial investments that subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to customer receivables are limited due to the Company's diverse customer base, with no one customer, industry, or geographic region comprising a large percentage of customer receivables or revenues.


	Fair Values of Financial Instruments

      Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair value. The differences between the carrying amounts and the estimated fair values of the Company's other financial instruments as of December 31, 1998, and 1997, were not material.


	Statements of Cash Flows

      Cash equivalents consist of highly liquid investments such as certificates of deposit or money market funds with original maturities of three months or less.

     Cash payments for interest were $2.6 million, $2.9 million, and $2.4 million 1998, 1997, and 1996, respectively. Cash payments for Federal alternative minimum income taxes were $0.2 million in 1998 and $0.1 million in 1997. No Federal tax payments were made in 1996.

      Capital lease obligations of $15.2 million were incurred in 1996, primarily for revenue equipment. No capital lease obligations were incurred in 1998 and 1997 since new revenue equipment was financed by operating leases.


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


(2)  Bank Credit Facility

    The Company has a $33.0 million credit facility consisting of a $28.0 million revolving line of credit which expires January 1, 2000, and a $5.0 million term loan with a final maturity of December 31, 1999. In March 1998, the credit facility was amended to extend the revolving line of credit's maturity to January 1, 2000, and lower the interest rate. The line of credit includes provisions for the issuance of up to $12.0 million in standby letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the agreement. Borrowings under the revolving line of credit totaled $9.3 million at December 31, 1998, and outstanding letters of credit totaled $5.8 million. The combination of these two bank credits totaled $15.1 million and, given the then existing borrowing base, left approximately $8.6 million of borrowing capacity under the revolving line of credit at December 31, 1998.

     Interest on the credit line facility is currently payable at a variable rate of 225 basis points over the daily LIBOR rate, or 7.314% at December 31, 1998. Quarterly principal payments of $312,500 on the $5.0 million term loan commenced in April, 1996. The bank agreement requires the Company to meet certain minimum net worth, debt to net worth, current ratio and fixed charge ratio requirements.

	On February 4, 1999, the Company's bank agreement was amended, resulting in an increase in borrowing capacity with a $5.0 million capital expenditure line. This line extends credit to enable the Company to purchase certain designated assets in connection with acquisitions. This addition expands the credit facility to $38.0 million.

	The Company is in compliance with all of its financial covenants contained in its bank credit facility during the year.
The Company is in compliance with the amended financial covenant test contained on the mortgage loan to one of the operating subsidiaries as of December 31, 1998.


(3)  Leases and Other Long-Term Obligations

   The Company finances a majority of its revenue equipment under various capital and non-cancelable operating leases, and with collateralized equipment borrowings.

Long-term debt at December 31, 1998 and 1997 was:

                                                  1998        1997
Bank term loan, interest at a combination
  of prime plus 0.5% and 250 basis
  points over LIBOR                             $ 1,563     $ 2,813

Bank revolving line of credit, interest
  at 225 basis points over daily LIBOR            9,323       5,939

Real estate mortgage obligation, variable
  interest rate at 2.45% over commercial
  paper, currently 7.95%, option to fix
  interest rate at 2.50% over ten year
  Treasury rate, maturing in 2007                 1,903       2,048

Obligations collateralized by equipment,
  maturing through 2000, interest rates
  ranging from 6.0% to 10.2%                        401         386

Capital lease obligations collateralized
  by equipment, maturing through 2003,
  interest rates ranging from 6.8% to 11.5%      12,704      16,382

  Total                                          25,894      27,568
  Less current maturities                        (5,789)     (5,167)

  Long-term debt                                $20,105     $22,401

    Maturities of long-term debt, excluding capital lease obligations, in the coming five years are $1,720; $9,493; $185;
$200; $215 in 1999, 2000, 2001, 2002, and 2003, respectively.

    Future minimum lease payments under capital and non-cancelable operating lease agreements at December 31, 1998, were as follows:

                                      Capital    Operating
                                       Leases     Leases

1999                                  $ 4,873    $16,071
2000                                    2,711     13,135
2001                                    4,080      8,722
2002                                      860      4,532
2003                                    2,394        269
Thereafter                                  -          -

Future minimum lease payments          14,918    $42,729
  Amounts representing interest        (2,214)

Principal amount                      $12,704

    Total rental expense under non-cancelable operating leases was $17,480, $15,811, and $17,005, in 1998, 1997, and 1996,
respectively. The Company presently intends to lease approximately 440 tractors ($32.9 million) and approximately 300 trailers ($3.7 million) under operating leases in 1999.

       Purchased transportation and equipment rent expense includes payments to owner-operators of equipment under various short-term lease arrangements.


(4) Litigation and Contingencies

	On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multi-employer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc.
("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately
$1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability.
The Company has not recorded any liability related to this litigation. The Company has filed a formal request for review of the claim as provided by the MPPAA and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The
Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. The
Company has made payments to the Fund that total approximately $1,588,000 as of December 31, 1998, which are included in other assets on the Company's balance sheet. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

	The Company's subsidiary, RDS, is a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement, and punitive damages. RDS has filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas, which is currently pending. In its appeal, RDS is asserting it was never properly served in the action and that there is insufficient basis to support an award of punitive damages. RDS has notified its workers' compensation carrier of the award. Management believes that RDS is likely to prevail on its appeal and therefore, this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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


(5) Income Taxes

     The provision for income taxes for the years ended December
31, 1998, 1997, and 1996 was as follows:

                                                  1998        1997       1996

Current                                         $      -    $     -    $     -

Deferred                                             523        580          -

Total Provision                                 $    523    $   580    $     -

    Income tax expense attributable to income from operations differs from the amounts computed by applying the U. S. Federal statutory tax rate of 34% to pre-tax income from operations as a result of the following:

                                                  1998        1997       1996

Taxes at statutory rate                         $  1,163    $   646    $(1,182)

Increase (decrease)
  resulting from:
Non-deductible amortization                          143        143        143

Provision for (release of) valuation allowance
for net deferred tax assets                         (564)      (345)     1,028

Other, net                                          (219)       136         11

Provision for Income Taxes                       $   523    $   580    $     -

	The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                  1998        1997
Deferred Tax Assets
  Insruance claim liabilities                   $ 4,120     $ 4,263
  Reserve for doubtful accounts                     426         253
  Other                                             535         419

                                                  5,081       4,935
Deferred Tax Liabilities
  Property differences, primarily depreciation   (2,210)     (1,857)
  Other                                            (129)       (127)

                                                 (2,339)     (1,984)

Net Temporary Differences                         2,742       2,951

Carryforwards -
  Pre-reorganization, limited, net operating
  loss and other tax carryforwards
  (Expiring 2004-2006)                            3,327       3,822

Post-reorganization net operating loss and
  other tax carryforwars (Expiring 2006-2010)       507       1,075

Total Carryforwards                               3,834       4,897

Net Deferred Tax Assets                           6,576       7,848

  Valuation Allowance                            (3,690)     (5,125)

Recorded Net Deferred Tax Assets                $ 2,886     $ 2,723

Net changes to the valuation allowance in 1998 and 1997, were as follows:

Valuation allowance, beginning of year          $(5,125)    $(5,912)

Release of allowance held against
  pre-reorganization deferred tax assets
  against Reorganization value in excess
  amounts allocated to identifiable assets          779         442

Release of allowance held against
  post-reorganization deferred tax assets
  against provision for income taxes                656         345

Provision of valuation allowance
  for net deferred tax assets                         -           -

Valuation allowance, end of year                $(3,690)    $(5,125)

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

    Benefits from the reversal of the valuation allowance reserves established against pre-reorganization net deferred tax assets are reported as a reduction of Reorganization Value in Excess of Amounts Allocated to Identifiable Assets. Conversely, the reversal of valuation allowance reserves established against the post-reorganization net deferred tax assets is recognized as a reduction of income tax expense.


(6) Stock Options and Employee Compensation

      In 1992, the Company adopted the 1992 Non-Qualified Stock Option Plan, (the 1992 Option Plan), which allowed the Company to grant options to purchase up to 590,000 shares of Common Stock to employees and independent contractors of the Company and its operating subsidiaries. All of the options were granted under the 1992 Option Plan. At December 31, 1998, there were 35,000 options outstanding and unexercised under the 1992 Option Plan with an exercise price of $1.50 and an expiration date of August, 1999.

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

       The Company accounts for both option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense is recognized for options issued at or above market price on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) would have been reduced to $2,694,243, $888,310, and ($3,721,812), for 1998, 1997, and 1996, respectively (earnings per share would have been reduced to $0.20, $0.07, and ($0.28) for 1998, 1997, and 1996, respectively).

      The activity and weighted average prices for options in the Company's 1992 and 1993 Option Plans in 1998, 1997, and 1996 were as follows:

                                     # of       Weighted Avg.
                                    Shares      Exercise Price

Balance at December 31, 1995        972,000     $2.50

  Granted                           400,000     $2.03
  Exercised                         (75,000)    $1.00
  Canceled                         (410,500)    $2.77

Balance at December 31, 1996        886,500     $2.29

  Granted                           258,000     $2.10
  Exercised                        (136,000)    $1.42
  Canceled                         (177,166)    $3.01

Balance at December 31, 1997        831,334     $2.22

  Granted                            25,000     $2.38
  Exercised                          (2,500)    $2.06
  Canceled                          (59,501)    $2.39

Balance at December 31, 1998        794,333     $2.22

Weighted avg. remaining contractual life  6.5 yrs

Exercisable at December 31, 1998    702,666     $2.23

 Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1998, 1997, and 1996 were $1.77, $1.60, and $1.53 per share, respectively. Principal weighted-average assumptions used in applying the Black-Scholes model were as follows:

                                 1998     1997     1996

Risk-free interest rate           4.7%     6.5%     6.5%
Expected volatility              62.2%    64.9%    66.5%
Expected terms                   10yrs    10yrs    10yrs

        	All employees with at least one year's experience with the Company may participate in the Company's 401(k) plan.
Company matching expense for the plan was $179,000, $181,000, and $180,000 in 1998, 1997, and 1996, respectively.


(7) Property and Equipment

    Property and equipment, substantially all of which is pledged as security under the bank credit facility (see Note 2), other indebtedness or capital leases, at December 31, 1998 and 1997, follows (in thousands of dollars):

                                               1998          1997

Land                                        $ 1,532       $ 1,532
Buildings and leasehold improvements          7,358         6,605
Revenue equipment                             9,188         7,596
Revenue equipment under capital leases       23,850        24,781
Other property                                7,715         5,851

                                             49,643        46,365
Less accumulated depreciation               (20,810)      (16,117)

                                            $28,833       $30,248


(8) Prepaid and Accrued Expenses

	An analysis of prepaid and accrued expenses at December 31, 1998 and 1997, follows (in thousands of dollars):

                                               1998          1997
Prepaid expenses:
Insurance                                   $   473       $   418
Shop and truck supplies                       2,287         2,081
Other                                         2,642         2,198

                                            $ 5,402       $ 4,697

Accrued Expenses:
Salaries and wages                          $ 2,979       $ 2,593
Fuel and mileage taxes                          759           573
Equipment leases                                715           541
Other                                         2,965         3,818

                                            $ 7,418       $ 7,525


(9) Transactions with Affiliated Parties

   In 1998, 1997, and 1996, the Company leased approximately 206, 144, and 307 tractors, respectively, from unaffiliated leasing companies which had purchased the trucks from a dealership affiliated with a member of the Company's Board of Directors. The lessors paid a selling commission to the dealership. The terms of the leases were the result of negotiations between the Company and the lessors. The Company believes the involvement of the selling dealership did not result in lease terms that are more or less favorable to the Company than would otherwise be available to it. The Company also purchases maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services were $502,447, $466,000 and $522,000 in 1998,
1997 and 1996, respectively.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders and Board of Directors of Intrenet, Inc.:

     We have audited the accompanying consolidated balance sheets of INTRENET, INC. (an Indiana corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrenet, Inc. and subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


					  			    ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
February 16,  1999.