Form 10-Q
period 1999-03-31
INTRENET INC
filed 1999-05-14
CIK 778161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT	OF 1934


For the quarterly period ended    March 31, 1999


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

Common Stock, without par value, 13,674,066 shares issued and outstanding at May 1, 1999


INTRENET, INC.
FORM 10-Q
MARCH 31, 1999


INDEX

                                                                       PAGE

Part I - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
    March 31, 1999 and December 31, 1998  ....                          3

Condensed Consolidated Statements of Operations
    Three Months Ended March 31, 1999 and 1998   ....                   4

Condensed Consolidated Statement of Shareholders' Equity
    Three Months Ended March 31, 1999  ....                             5

Condensed Consolidated Statements of Cash Flows
    Three Months Ended March 31, 1999 and 1998  ....                    6

Notes to Condensed Consolidated Financial Statements ....               7


Item 2. Management's Discussion and Analysis of Financial

    Condition and Results of Operations  ....                           9


Part II - Other Information:


Item 1. Legal Proceedings  ....                                        13

Item 2. Changes in Securities  ....                                    13

Item 3. Defaults Upon Senior Securities  ....                          13

Item 4. Submission of Matters to a Vote of Security Holders  ....      13

Item 5. Other Information  ....                                        14

Item 6. Exhibits and Reports on Form 8-K  ....                         14


INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 1999 and December 31, 1998
(In Thousands of Dollars)


   Assets                                                     1999             1998
                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                           $         485    $         271
    Receivables, principally freight revenue less
       allowance for doubtful accounts of $1,402 in 1999
        and $1,537 in 1998                                     36,369           33,233
    Prepaid expenses and other                                  7,103            5,402
    Total current assets                                       43,957           38,906

Property and equipment, at cost, less accumulated
        depreciation                                           27,416           28,833
Reorganization value in excess of amounts allocated to
        identifiable assets, net of accumulated amortize        4,800            4,967
Deferred income taxes, net                                      2,886            2,886
Other assets                                                    2,496            2,208
      Total assets                                      $      81,555    $      77,800


Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations          $       5,429    $       5,789
    Accounts payable and cash overdrafts                        9,865            9,439
    Current accrued claim liabilities                           8,554            7,878
    Other accrued expenses                                      6,443            7,418
      Total current liabilities                                30,291           30,524

Long-term debt and capital lease obligations                   23,835           20,105
Long-term accrued claim liabilities                             2,800            2,800
      Total liabilities                                        56,926           53,429

Shareholders' equity:
    Common stock, without par value; 20,000,000
    shares authorized;  13,674,066 and 13,662,066 shares
        issued and outstanding, respectively                   16,881           16,856
    Retained earnings since January 1, 1991                     7,748            7,515
      Total shareholders' equity                               24,629           24,371
      Total liabilities and shareholders' equity        $      81,555    $      77,800



The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 1999 and 1998
(Unaudited)
(In Thousands of Dollars, Except Per Share Data)




                                                              1999             1998
Operating revenues                                      $      66,316    $      60,676

Operating expenses:
  Purchased transportation
     and equipment rents                                       30,333           27,237
  Salaries, wages, and benefits                                16,890           14,464
  Fuel and other operating expenses                            11,730           11,199
  Operating taxes and licenses                                  2,524            2,514
  Insurance and claims                                          1,756            1,971
  Depreciation                                                    982              987
  Other operating expenses                                      1,004            1,020
                                                               65,219           59,392

    Operating income                                            1,097            1,284


Interest expense                                                 (619)            (660)
Other expense, net                                               (105)            (105)


      Earnings before income taxes                                373              519


Provision for income taxes                                       (140)            (131)

      Net earnings                                      $         233    $         388


Earnings per common and common
    equivalent share

      Basic                                             $        0.02    $        0.03


      Diluted                                           $        0.02    $        0.03


Weighted average shares outstanding during period          13,669,244       13,549,221



The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 1999
(In Thousands of Dollars)




                                                           Retained      Shareholders'
                                         Common Stock      Earnings          Equity
                                Shares     Dollars
Balance, December 31, 1998    13,662,066   $ 16,856     $       7,515    $      24,371

Exercise of stock options         12,000         25                -                25

Net earnings for 1999                -           -                233              233

Balance, March 31, 1999       13,674,066   $ 16,881     $       7,748    $      24,629



The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 1999 and 1998
(Unaudited)
(In Thousands of Dollars)



                                                                 1999             1998
Cash flows from operating activities:
  Net earnings                                          $         233    $         388
  Adjustments to reconcile net earnings
      to net cash provided by operating activities:
       Deferred income taxes                                       61              131
       Depreciation and amortization                            1,094            1,107
       Provision for doubtful accounts                            106               59
    Changes in assets and liabilities, net:
       Receivables                                             (3,242)              (6)
       Prepaid expenses                                        (1,701)          (2,140)
       Accounts payable and accrued expenses                     (162)           1,035

  Net cash provided by (used in)
     operating activities                                      (3,611)             574

Cash flows from financing activities:
  Net borrowings (repayments) on line of
     credit, net                                                4,251              619
  Principal payments on long-term debt                           (879)            (972)
  Proceeds from exercise of stock options                          25                5

  Net cash provided by (used  in)
     financing activities                                       3,397             (348)

Cash flows from investing activities:
  Additions to property and equipment                            (948)             (89)
  Disposals of property and equipment                           1,376               78

  Net cash (used in)
     investing activities                                         428              (11)

Net increase in cash
   and cash equivalents                                           214              215

Cash and cash equivalents:
  Beginning of period                                             271              598
  End of period                                         $         485    $         813


The accompanying notes are an integral part of these consolidated financial statements.

INTRENET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 1999
(Unaudited)


(1) Unaudited Condensed Consolidated Financial Statements


	The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the "Company"). Truckload carrier subsidiaries at March 31, 1999, were Roadrunner Trucking, Inc.
(RRT), Eck Miller Transportation Corporation (EMT), Advanced
Distribution System, Inc. (ADS), and Roadrunner Distribution
Services, Inc. (RDS). Also included is the Company's intermodal broker and logistics manager, INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized regional truckload carrier, brokerage and logistics management services throughout North America.

	The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented.
Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying
Consolidated Financial Statements and Notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1998, included in the Company's 1998
Annual Report on Form 10-K.

	The results for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire year.


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


(4) Contingent Liabilities

		On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multi-employer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc.
("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately
$1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability.
The Company has filed a formal request for review of the claim as provided by the MPPAA and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. The Company has made payments to the Fund that total approximately $1,855,000 as of March 31, 1999, which are included in other assets on the Company's balance sheet. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

		The Company's subsidiary, RDS, is a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso,
Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS has filed an appeal to the 8th Circuit Court of Appeals in El
Paso, Texas, which is currently pending. In its appeal, RDS asserted it was never properly served in the action and that there was insufficient basis to support an award of punitive damages. RDS has notified its workers' compensation carrier of the award. Management believes that RDS is likely to prevail on its appeal and therefore, this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Introduction

	The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Certain statements made in this report relating to trends in the Company's business, as well as other statements including words such as "believe", "expect", "estimate", "anticipate" and similar expressions, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a description of risks and uncertainties relating to forward looking statements, see the discussion in the Company's Annual
Report on Form 10-K for the year ended December 31, 1998.

	The Company reported net earnings of $233,000 on revenues of $66.3 million in the three month period ended March 31, 1999.
This compares with a net earnings of $388,000 on revenues of $60.7 million in the comparable period of 1998. The Company's revenue grew by 9.2 percent compared to the first quarter of 1998 and three of its four largest wholly owned subsidiaries, EMT, RRT and RDS, reported revenue improvements. Average fuel prices were lower during the first quarter of 1999 than the first quarter of 1998, despite the rise in price during the latter weeks of March, 1999. Despite the increase in revenues and the benefit of lower fuel prices, the Company's operating margin deteriorated as a result of higher driver wages, more unmanned tractors and poorer tractor utilization. Barring any unforeseen changes in the overall economy and despite the rise in fuel prices, management expects the Company will benefit from continuing cost reduction programs in the areas of safety, fuel purchasing and insurance costs. In addition, management expects that the Company will experience growth in revenue from better equipment utilization and an expanded fleet. As a result, management expects the Company will continue to operate profitably in 1999.

	The Company reported revenue miles for the first quarter of 1999, of 41.1 million miles, up 3.0% from the same quarter of 1998. Revenue per mile in the first quarter of 1999, improved by 2.2 percent to $1.38 per mile, up from $1.35 compared to first quarter 1998, results. The average length of haul for company-owned tractors was 14% lower in 1999, which was attributable to the inception of a regional haul operation at RRT and container movements at EMT. The average length of haul for the owner-operator fleet remained the same.

	Intrenet's total operating fleet as of the end of the quarter, including owner-operators, increased approximately 3.6 percent during the first quarter of 1999, to 2,283 tractors from 2,203 tractors in 1998.

	A discussion of the impact of the above and other factors on the results of operations in the three months ended March 31, 1999, as compared to the comparable period of 1998 follows.

1999 Compared to 1998

                                     Three Months Ended March 31,
Key Operating Statistics                1999     1998    %Change

Operating Revenues ($ millions)        $ 66.3   $ 60.7     9.2%
Net Earnings ($ 000's)                 $  233   $  388   (40.0%)
Average Number of Tractors              2,308    2,198     5.0%
Total Loads (000's)                      92.0     83.8     9.8%
Revenue Miles (millions)                 41.1     40.0     3.0%
Average Revenue per Revenue Mile*      $ 1.38   $ 1.35     2.2%

* Excluding brokerage revenue


Operating Revenues

	Operating revenues for the three months ended March 31, 1999, totaled $66.3 million as compared to $60.7 million for the same period in 1998, reflecting better freight availability than the prior year. Company owned tractor revenues increased 8.6%, or $2.7 million, and the freight revenue brokered to others increase by over 39.0%, or $2.7 million. Approximately $1.2 million of the growth in freight revenue brokered to others was generated as a result of the June, 1998, acquisition of the assets of Ram Trans, a Denver based flatbed and logistics company. Revenues generated by owner operators increased over $200,000, or 1.1% over the same period in 1998. The average number of tractors increased by 5.0% in the first quarter 1999, over 1998, as a result of 110 (2,308 versus 2,198), additional operating tractors. The average Company operated fleet increased by 164 tractors while the owner operator average fleet declined by 54 tractors. Approximately 51% of the Company's revenue for three months ending March 31, 1999, was generated from company-owned equipment, while 35% was generated by owner-operator equipment and 14% by freight revenue brokered to others. In 1998, the company-owned equipment provided approximately 51% of total revenue while the owner-operator equipment registered 38% with the balance attributable to freight revenue brokered to others.

	The Company experienced a 2.2% improvement in the average revenue per revenue mile in 1999 as compared to 1998.


Operating Expenses

 	The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months ended March 31.

                                     Three Months Ended March 31,
                                         1999       1998

Operating revenues                       100%       100%

Operating expenses:

  Purchased transportation
    and equipment rents                  45.7       44.9
  Salaries, wages and benefits           25.4       23.8
  Fuel and other operating expenses      17.7       18.5
  Operating taxes and licenses            3.8        4.1
  Insurance and claims                    2.7        3.3
  Depreciation                            1.5        1.6
  Other operating expenses                1.5        1.7

  Total operating expenses               98.3%      97.9%


	Purchased transportation and equipment rents increased as a percentage of revenue due to the Company's increase in brokerage revenue activity and the use of operating leases for replacement equipment as well as incremental Company equipment growth. The Company uses operating leases almost exclusively as a means of financing it's company fleet. If the same equipment were purchased, the Company estimates that operating costs would be lower by 1.4% of revenue and interest expense would increase by a corresponding amount. Salaries, wages and benefits increased as a percentage of revenue because of the proportional gain in Company revenues and the carryover effect of driver wage increases implemented in mid-1998. The percent of fuel and operating expenses decreased slightly as a percent of revenue.
The average price per gallon of diesel fuel for the first quarter of 1999, was approximately 13 cents lower than the same period in 1998, but the Company used over 450,000 more gallons in 1999 as a result of increased company-owned equipment activity. Other operating supplies increased slightly due to the increase in the number of company-owned units, over the 1998 level. Insurance and claims expense declined as a percent of revenue in 1999, as a result of claim settlements offset slightly by reserve provisions on two significant accidents. Depreciation and other operating expenses decreased as a percent of revenue in 1999, primarily due to the revenue growth in 1999. The cost for these two items were relatively flat quarter over quarter.


Interest Expense

	Interest expense decreased in 1999, primarily as a result of the approaching maturity of capital lease obligations and the replacement equipment financed with operating leases. Interest expense on bank borrowings were slightly higher in 1999 due to a higher average borrowing base.


Provision for Income Taxes

	The tax rate is lower than the expected statutory rate due to the release of tax asset valuation reserves, offset by the impact of state income taxes of $67,000.


Liquidity and Capital Resources

	The Company generated $0.2 million in cash in the first three months of 1999. As reflected in the accompanying Condensed
Consolidated Statement of Cash Flows, $3.6 million of cash was used in operating activities as compared to $0.6 million generated in the first quarter of 1998. Historically, the Company's cash needs are greatest in the first quarter when the plates and permits are purchased for the Company's fleet.
Borrowing under the Company's bank credit facility increased by over $4.2 million primarily to fund principal payments on long term debt, purchase plates and fund revenue growth.

	The Company's day-to-day financing is provided by borrowings under a bank credit facility. As of March 31, 1999, the credit facility consists of a $5.0 million term loan, $1.3 million of which is currently outstanding, with a final maturity of December 31, 1999, and a $28.0 million revolving line of credit which expires January 1, 2000. Quarterly principal payments of $312,500 on the term loan are required. The line of credit includes provisions for the issuance of stand-by letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the line of credit totaled
$13.9 million at March 31, 1999, and outstanding letters of credit totaled $6.3 million at that date. The combination of these two amounts totaled $20.2 million, leaving approximately
$5.6 million of borrowing capacity available at March 31, 1999.

	On May 7, 1999, the Company's bank agreement was amended, resulting in changes to maturity dates, term loan principal, applicable interest rates and financial covenants. The maturity of the revolving line of credit was extended to January 1, 2001. The term loan changes resulted in a principal capacity reduction from $5.0 million to $2.0 million and a maturity date of December 31, 2000. The term loan principal capacity reduces the entire credit facility to $35.0 million, from $38.0 million. The new term loan agreement requires quarterly payments of $100,000 starting July 1, 1999, with the final installment due on December 31, 2000. The maturity date for the Capex Loan was also extended to December 31, 2000. The interest rate margin on all credit lines was reduced to 175 basis points over LIBOR, from 250 basis points over LIBOR. The "Book Net Worth" covenant for June 30, 1999, is amended to $23,500,000, plus cash proceeds resulting from issuance of capital stock, then to $25,000,000, plus cash proceeds resulting from issuance of capital stock at December 31, 1999, and thereafter. The "Fixed Charge Coverage Ratio" covenant is amended to 1.05 to 1.00 for periods beginning January 1, 2000, and thereafter.

	Management believes that cash generated from operations, and cash available to the Company under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.


Year 2000

  The Company has assessed, and continues to assess, the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause our systems to process critical financial and operational information incorrectly or may cause the system to discontinue functioning altogether. One of the more significant Year 2000 issues faced by the Company is from its fully integrated dispatch and equipment control systems, which are not Year 2000 compliant. As a result, the Company is updating and working with the vendors of any products it is using to install new models and/or modify all of its applications and computer systems and, in particular, its dispatch and equipment control system to insure that they will be Year 2000 compliant. All programs are expected to be fully tested and problems resolved by June 30, 1999. The Company does not expect the costs associated with becoming Year 2000 compliant to be material. The Company has incurred cost of approximately $40,000 to date, and expects future costs to be less than $10,000 for a total cost of $50,000. These costs are being charged to operations as incurred. Management has not developed any contingency plan regarding its dispatch and equipment control systems at this time, but will develop one, if deemed necessary.

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

		On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security
Act of 1974, as amended by the Multi-employer Pension Plan
Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's underfunding. The claim is based on the withdrawal of R-W Service System, Inc.
("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately
$1.7 million. Based on its investigation to date, and, after consultation with counsel, management believes that the Company is not liable to the Fund for any of RW's withdrawal liability.
The Company has filed a formal request for review of the claim as provided by the MPPAA and the Fund rejected that request on January 28, 1998. The Company is in the process of seeking resolution of the claim in binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. The Company has made payments to the Fund that total approximately $1,855,000 as of March 31, 1999, which are included in other assets on the Company's balance sheet. There can be no assurance that either the need to make interim payments to the Fund or the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

		The Company's subsidiary, RDS, is a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso,
Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS has filed an appeal to the 8th Circuit Court of Appeals in El
Paso, Texas, which is currently pending. In its appeal, RDS asserted it was never properly served in the action and that there was insufficient basis to support an award of punitive damages. RDS has notified its workers' compensation carrier of the award. Management believes that RDS is likely to prevail on its appeal and therefore, this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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


ITEM 2.	CHANGES IN SECURITIES

			None


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

			None


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

			None


ITEM 5.	OTHER INFORMATION

			None


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		(a)	Exhibits

			Exhibit	3.2 - Amended By-laws of the Registrant
			Exhibit  27 - Financial Data Schedule

		(b)	Reports on Form 8-K

			None



SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTRENET, INC.
(Registrant)


May 14, 1999      /s/ John P. Delavan
                      John P. Delavan
                      President and Chief Executive Officer


                  /s/ Roger T. Burbage
                      Roger T. Burbage
                      Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)