Form 10-Q
period 1999-06-30
INTRENET INC
filed 1999-08-20
CIK 778161

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     (AS FILED VIA EDGAR ON AUGUST 20, 1999)


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1999
                                       ----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


         For the transition period from ______________ to ____________


                         Commission file number 0-14060
                                               ---------



                                 INTRENET, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


          INDIANA                                       35-1597565
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No)
incorporation or organization)

   400 TECHNECENTER DRIVE, SUITE 200, MILFORD, OHIO              45150
   ------------------------------------------------            ---------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   (513) 576-6666
                                                   -------------------

                                 Not Applicable
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X           No
             ------           ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, without par value, 13,684,066 shares issued and outstanding at August 2, 1999.

                                 INTRENET, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999


                                      INDEX



                                                                                       PAGE
                                                                                       ----
Part I - Financial Information:

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets
                    June 30, 1999 and December 31, 1998 .............................    3

                  Condensed Consolidated Statements of Operations
                    Three Months and Six Months Ended ...............................    4
                     June 30, 1999 and 1998

                  Condensed Consolidated Statement of Shareholders' Equity
                    Six Months Ended June 30, 1999 ..................................    5

                  Condensed Consolidated Statements of Cash Flows
                    Three Months and Six Months Ended ...............................    6
                    June 30, 1999 and 1998

                  Notes to Condensed Consolidated Financial Statements ..............    7


         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ............................    9

         Item 3. Quantitative and Qualitative Disclosures About Market Risk .........   12


Part II - Other Information:

         Item 1.  Legal Proceedings .................................................   13

         Item 2.  Changes in Securities .............................................   13

         Item 3.  Defaults Upon Senior Securities ...................................   13

         Item 4.  Submission of Matters to a Vote of Security Holders ...............   14

         Item 5.  Other Information .................................................   14

         Item 6.  Exhibits and Reports on Form 8-K ..................................   14

                         INTRENET, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                            (In Thousands of Dollars)

                             Assets                                       1999           1998
                             ------                                       ----           ----
                                                                       (UNAUDITED)
Current assets:
    Cash and cash equivalents                                            $   340        $   271
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,781 in 1999
        and $1,538 in 1998                                                38,661         33,233
    Prepaid expenses and other                                             6,102          5,402
                                                                         -------        -------
                       Total current assets                               45,103         38,906

Property and equipment, at cost, less accumulated
        depreciation                                                      26,422         28,833
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization            4,755          4,967
Deferred income taxes, net                                                 2,886          2,886
Other assets                                                                 515          2,208
                                                                         -------        -------
                             Total assets                                $79,681        $77,800
                                                                         =======        =======


                       Liabilities and Shareholders' Equity
                       ------------------------------------

Current liabilities:
    Current debt and capital lease obligations                           $ 4,024        $ 5,789
    Accounts payable and cash overdrafts                                   9,179          9,439
    Current accrued claim liabilities                                      7,541          7,878
    Other accrued expenses                                                 8,267          7,418
                                                                         -------        -------
                       Total current liabilities                          29,011         30,524
                                                                         -------        -------

Long-term debt and capital lease obligations                              25,924         20,105
Long-term accrued claim liabilities                                        2,800          2,800
                                                                         -------        -------
                        Total liabilities                                 57,735         53,429
                                                                         -------        -------

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,674,066 and 13,662,066 shares
        issued and outstanding, respectively                              16,881         16,856
    Retained earnings since January 1, 1991                                5,065          7,515
                                                                         -------        -------
                       Total shareholders' equity                         21,946         24,371
                                                                         -------        -------
                       Total liabilities and shareholders' equity        $79,681        $77,800
                                                                         =======        =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                (In Thousands of Dollars, Except Per Share Data)



                                                              Three Months                                 Six Months
                                                              Ended June 30,                              Ended June 30,
                                                              --------------                              --------------
                                                          1999                1998                  1999                 1998
                                                          ----                ----                  ----                 ----

Operating revenues                                    $     72,171         $     66,351         $    138,486         $    127,027

Operating expenses:
  Purchased transportation
     and equipment rents                                    33,763               29,861               64,096               57,098
  Salaries, wages, and benefits                             18,215               15,767               35,105               30,231
  Fuel and other operating expenses                         12,982               11,961               24,712               23,160
  Operating taxes and licenses                               2,595                2,554                5,119                5,068
  Insurance and claims                                       2,252                1,974                4,008                3,945
  Depreciation                                                 986                  977                1,968                1,964
  Other operating expenses                                   1,174                  903                2,178                1,923
                                                      ------------         ------------         ------------         ------------
                                                            71,967               63,997              137,186              123,389
                                                      ------------         ------------         ------------         ------------

    Operating income                                           204                2,354                1,300                3,638


Interest expense                                              (622)                (643)              (1,241)              (1,303)
Contigent liability special charge                          (2,207)                  --               (2,207)                  --
Other expense, net                                            (105)                (105)                (210)                (210)
                                                      ------------         ------------         ------------         ------------


      Earnings before income taxes                          (2,730)               1,606               (2,358)               2,125


Provision for income taxes                                      48                 (360)                 (92)                (491)
                                                      ------------         ------------         ------------         ------------

      Net earnings                                    $     (2,682)        $      1,246         $     (2,450)        $      1,634
                                                      ============         ============         ============         ============


Earnings per common and common
    equivalent share

      Basic                                           $      (0.20)        $       0.09         $      (0.18)        $       0.12
                                                      ============         ============         ============         ============


      Diluted                                         $      (0.19)        $       0.09         $      (0.18)        $       0.12
                                                      ============         ============         ============         ============


Weighted average shares outstanding during period       13,674,066           13,550,638           13,671,668           13,549,934
                                                      ============         ============         ============         ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                        Common Stock
                                  ----------------------------         Retained         Shareholders'
                                    Shares           Dollars           Earnings            Equity
                                  -----------       ----------        ----------        -------------
Balance, December 31, 1998        13,662,066        $   16,856        $    7,515         $   24,371

Exercise of stock options             12,000                25                --                 25

Net earnings for 1999                     --                --            (2,450)            (2,450)
                                  ----------        ----------        ----------         ----------
Balance, June 30, 1999            13,674,066        $   16,881        $    5,065         $   21,946
                                  ==========        ==========        ==========         ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                               Three Months                     Six Months
                                                               Ended June 30,                  Ended June 30,
                                                              ---------------                  --------------
                                                            1999             1998           1999            1998
                                                            ----             ----           ----            ----
Cash flows from operating activities:
  Net earnings                                             $(2,682)        $ 1,246         $(2,450)        $ 1,634
  Adjustments to reconcile net earnings
      to net cash provided by operating activities:
       Deferred income taxes                                   (61)            360               0             491
       Depreciation and amortization                         1,098           1,097           2,192           2,204
       Provision for doubtful accounts                         122              74             228             133
       Contigent liability charge                            2,118              --           2,118              --
    Changes in assets and liabilities, net:
       Receivables                                          (2,414)         (3,586)         (5,656)         (3,592)
       Prepaid expenses                                      1,001             397            (700)         (1,743)
       Accounts payable and accrued expenses                   (11)           (155)           (172)            880
                                                           -------         -------         -------         -------

  Net cash provided by (used in)
     operating activities                                     (829)           (567)         (4,440)              7
                                                           -------         -------         -------         -------

Cash flows from financing activities:
  Net borrowings on line of
     credit, net                                             1,662           2,210           5,913           2,829
  Principal payments on long-term debt                        (979)           (854)         (1,858)         (1,826)
  Proceeds from exercise of stock options                        0               0              25               5
                                                           -------         -------         -------         -------

  Net cash provided by
     financing activities                                      683           1,356           4,080           1,008
                                                           -------         -------         -------         -------

Cash flows from investing activities:
  Additions to property and equipment                         (108)           (557)         (1,056)           (646)
  Disposals of property and equipment                          109              19           1,485              97
                                                           -------         -------         -------         -------

  Net cash provided by (used in)
     investing activities                                        1            (538)            429            (549)
                                                           -------         -------         -------         -------

Net increase (decrease) in cash
   and cash equivalents                                       (145)            251              69             466

Cash and cash equivalents:
  Beginning of period                                          485             813             271             598
                                                           -------         -------         -------         -------
  End of period                                            $   340         $ 1,064         $   340         $ 1,064
                                                           =======         =======         =======         =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

(1) UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at June 30, 1999 were Roadrunner Trucking, Inc.
(RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's intermodal broker and logistics manager, INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier, brokerage and logistics management services throughout North America.

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

         The results for the three month and six month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire year.

(2) INCOME TAXES

         Due to the year-to-date loss in 1999, the Company did not record Federal tax expense for the year. The Federal tax expense recorded in the first quarter was credited to income in the second quarter. The tax assets created in 1999 have been fully reserved.

(3) CONTINGENT LIABILITIES

         On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's under funding. The claim is based on the withdrawal of R-W Service System, Inc. ("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. The Company filed a formal request for review of the claim as provided by the MPPAA, the Fund rejected that request and the claim is now the subject of binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. Through June 30, 1999, the Company had made payments to the Fund that total approximately $2.1 million. Through the first quarter of 1999, the parties had widely divergent settlement positions. The claim was the subject of a binding arbitration proceeding and it was not possible to estimate a potential loss with respect to the claim. Therefore, the Company had not recorded a loss contingency for the claim. In August, the parties engaged in meaningful settlement negotiations. As part of the negotiations, the Company offered to pay the Fund $2.2 million in full satisfaction of the claim. Accordingly, the Company established a special charge of $2.2 million with respect to this claim in the second quarter of 1999. At this point, neither the Fund nor the Company have agreed to any settlement. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

         The Company's subsidiary, RDS, is a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas. In its appeal, RDS asserted it was never properly served in the action and that there was insufficient basis to support an award of punitive damages. RDS has notified its workers' compensation carrier of the award. On July 29, 1999, the 8th Circuit Court of Appeals in El Paso issued a favorable ruling for RDS, reversing the default judgment and remanding the case for trial. Management believes that this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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

(4) TRANSACTIONS WITH AFFILIATED PARTIES

         To date, in 1999, the Company has leased approximately 125 tractors from an unaffiliated leasing company which had purchased the trucks from a dealership affiliated with a member of the Company's Board of Directors and a current officer of the Company. The lessor paid a selling commission to the dealership. The terms of the lease were the result of negotiations between the Company and the lessor. The Company believes the involvement of the selling dealership did not result in lease terms that are more of less favorable to the Company than would otherwise be available to it. During the last three years, the Company has leased an average of 225 tractors a year that were purchased from the dealership. The Company also purchases maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services have average approximately $500,000 per year for the last three years.

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

         The Company reported a net loss of $2,682,000 on revenues of $72.2 million in the three months and a net loss of $2,450,000 on revenues of $138.5 million in the six months ended June 30, 1999. This compares with net earnings of $1,246,000 on revenues of $66.4 million, and net earnings of $1,634,000 on revenues of $127.0 million in the comparable periods of 1998, respectively. The Company's revenue grew by 8.7 percent in the second quarter of 1999 and all of its subsidiaries reported revenue improvements during the quarter and for the full year. Fuel prices have been rising all year, reflecting a price per gallon for the second quarter that was approximately $.03 higher than the prior year's quarter, however the average price for the six months period was approximately $.03 per gallon lower than the prior year. Revenue miles increased for the quarter and year to date; however, increased fuel cost, driver turnover, higher driver wages and inefficient equipment utilization have adversely affected profitability. The Company has implemented programs to improve equipment utilization and believes that higher wages will reduce driver turnover. The Company also experienced one time expenses totaling $2.8 million in connection with a pending legal proceeding and severance arrangements with former Company management. Barring any unforeseen changes in the overall economy, the Company expects it will benefit from continuing cost reduction programs in the areas of a better fuel purchase network, safety, purchasing and insurance costs.

         Revenue miles for the second quarter of 1999 increased to 44.6 million miles from 42.6 million miles as a result a greater average number of tractors in the fleet. Revenue per revenue mile in the second quarter of 1999 improved by
2.2 percent to $1.40 per mile, up from $1.37 last year, continuing the trend reported in the first quarter.

         On July 19, 1999, RRT entered into an agency agreement in the Dallas, Texas, area which added approximately 100 company drivers and 50 owner operators which should positively affect its revenue for the balance of the year.

         The Company's total operating fleet, including owner-operators, at the end of the second quarter of 1999 was 2,402 tractors, up from 2,250 at the end of the second quarter of 1998, an increase of 7 percent. The number of Company owned tractors, at the end of the second quarter in 1999, grew by 6 percent, as compared with 1998.

         A discussion of the impact of the above and other factors on the results of operations in the three months and six months ended June 30, 1999, as compared to the comparable periods of 1998 follows.


1999 COMPARED TO 1998
------------------------------------------------------------------------------------------------------------------------------
                                    Three Months     Ended June 30                 Six Months     Ended June 30
                                  ----------------------------------     %       --------------------------------     %
KEY OPERATING STATISTICS                1999              1998         Change         1999            1998          Change
------------------------                -----            -----         ------        ------           -----         ------
Operating Revenues ($ millions)         $72.2            $66.4           8.7%        $138.5          $127.0           9.1%
Average Number of Tractors              2,349            2,249           4.4%         2,330           2,225           4.7%
Total Loads (000's)                      96.5             91.1           5.9%         188.5           174.9           7.8%
Revenue Miles (millions)                 44.6             42.6           4.7%          85.8            82.6           3.9%
Average Revenue per
   Revenue Mile *                       $1.40            $1.37           2.2%         $1.39           $1.36          2.2%
------------------------------------------------------------------------------------------------------------------------------
                                           * Excluding brokerage revenue

OPERATING REVENUES

         Operating revenues for the three months and six months ended June 30, 1999, totaled $72.2 million and $138.5 million, respectively, as compared to $66.4 million and $127.0 million for the same periods in 1998, reflecting better freight availability than the prior year. All of the Company's five subsidiaries continued to grow in 1999. Revenue increased by $5.8 million, or 8.7 percent, in the three months, and $11.5 million, or 9.1 percent, in the six months ended June 30, 1999, over the comparable 1998 periods. The average number of Company owned tractors increased 10.0 percent from 1,205 to 1,326 in the six month period ended June 30, 1999, from the comparable period in 1998, while the average owner-operator tractor count decreased 1.6 percent from 1,020 to 1,004. Approximately 49.8 percent of the Company's revenue was generated by Company-operated equipment, and 36.1 percent by owner-operator equipment in the six months ended June 30, 1999. This compares to 50.8 percent and 37.3 percent, respectively, in the 1998 period. The remaining revenues were from freight brokered to other carriers ("brokered freight").

         The Company experienced a 2.2 percent improvement in the average revenue per revenue mile in the first six months of 1999, as compared to 1998. This is generally the result of a slight tightening of capacity in the markets served by the Company.

OPERATING EXPENSES

         The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months and six months ended June 30.

                                           Three Months Ended June 30        Six Months Ended June 30
                                           --------------------------        ------------------------
                                               1999          1998                1999         1998
                                               -----         -----               ----         ----
Operating revenues                               100 %        100 %               100 %        100 %

Operating expenses:
   Purchased transportation
       and equipment rents                      46.8         45.0                46.3         44.9

   Salaries, wages and benefits                 25.2         23.8                25.4         23.8
   Fuel and other operating expenses            18.0         18.0                17.8         18.2
   Operating taxes and licenses                  3.6          3.8                 3.7          4.0
   Insurance and claims                          3.1          3.0                 2.9          3.2
   Depreciation                                  1.4          1.5                 1.4          1.5
   Other operating expenses                      1.6          1.4                 1.6          1.5
                                                 ---          ---                 ---          ---

         Total operating expenses               99.7%        96.5%               99.1%        97.1%
                                                ====         ====                ====         ====

         Purchased transportation and equipment rents increased as a percentage of revenue due to the increased amount of brokered freight. Salaries, wages and benefits increased as a percentage of revenue because of the increases in driver pay at all of the trucking subsidiaries plus one time charges relating to severance agreements with two former executives that totaled approximately $550,000. The driver pay increases were in response to competitive marketplace for driver services. Fuel and other operating expenses are attributable to Company-operated equipment and these expenses remain relatively unchanged. Other operating expenses increased slightly due to increases in communications and bad debt provisions. All other operating expenses have remained relatively unchanged.

         In summary, driver turnover, higher driver wages, management changes and inefficient equipment utilization have adversely affected the Company's operating expenses for the first six months of 1999.

INTEREST EXPENSE

         Bank borrowings were higher in 1999 than 1998 while capitalized lease debt was lower. The less expensive bank debt and the reduction in the borrowing rate due to the amended bank agreement in 1999 caused interest expense to remain approximately the same in 1999 as it was in 1998.

CONTINGENT LIABILITY SPECIAL CHARGE

         During the second quarter of 1999, the Company charged the income statement $2.2 million representing the amount of the Company's offer to settle a pending claim asserted by the Central States Southeast and Southwest Areas Pension Fund (the "Fund"). As of June 30, 1999, the Company had made interim payments to the Fund that total approximately $2.1 million. For further information, see Part II - Item 1 of this report.

PROVISION FOR INCOME TAXES

         Due to the year-to-date loss in 1999, the Company did not record Federal tax expense for the year. The Federal tax expense recorded in the first quarter was credited to income in the second quarter. The tax assets created in 1999 have been fully reserved.


LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $69,000 of cash in the first six months of 1999, compared to $466,000 in 1998. As reflected in the accompanying Consolidated Statements of Cash Flows, $4.5 million of cash was used in operating activities, primarily by increased accounts receivable and cash used to purchase plates and permits for the Company's fleet, offset by depreciation. The cash flow from operations were not effected because income before depreciation and other noncash charges was offset by increased working capital requirements of approximately $6.5 million. The largest working capital need was incurred in accounts receivable of $5.6 million. Net cash of $4.1 million was generated by financing activities, primarily bank borrowings. Net cash of $428,000 was provided in financing activities, primarily from the net disposal of property and equipment.

         The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility, as amended on May 7, 1999, consists of a $2 million term loan and a $5 million capital expenditure loan, both with a maturity date of December 31, 2000 and a $28 million revolving line of credit, which expires January 1, 2001. Quarterly principal payments of $100,000 on the term loan are required. There is currently nothing outstanding under the capital expenditure loan. The line of credit includes provisions for the issuance of standby letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the revolving line of credit totaled $14.8 million at June 30, 1999, and outstanding letters of credit totaled $6.9 million at that date. The combination of these two bank credits totaled $21.7 million, leaving $5.5 million of borrowing capacity available at June 30, 1999.

         The Company's May 7, 1999, amended bank agreement, resulted in changes to maturity dates, term loan principal, applicable interest rates and financial covenants. The maturity of the revolving line of credit was extended to January 1, 2001, from January 1, 2000. The term loan changes resulted in a principal capacity reduction from $5.0 million to $2.0 million and an extension on the maturity date from December 31, 1999, to December 31, 2000. The term loan principal capacity reduced the entire credit facility to $35.0 million, from $38.0 million. The new term loan agreement requires quarterly payments of $100,000 starting July 1, 1999, with the final installment due on December 31, 2000. The maturity date for a capital expenditures loan was also extended to December 31, 2000, from December 31, 1999. The interest rate margin on all credit lines was reduced to 175 basis points over LIBOR, from 250 basis points over LIBOR. In addition, changes were made to a number of the financial covenants in the agreement.

         As a result of the second quarter loss in 1999, the Company would not have been in compliance with all of the financial covenants contained in the May 7, 1999, amended bank agreement. The Company's bank agreement was amended again in August, 1999. The amended agreement, which became effective June 30, 1999, amended the financial covenants for June 1999, and future periods in a manner to accommodate the expenses related to the contingent liability special charge and the severance arrangements with former management. This amendment also limited the availability to the Company's capital expenditure loan of $5,000,000 until the Company has meet a specified fixed charge ratio coverage for three consecutive months.

         The Company was in compliance with all its debt covenants, as amended, for the period ending June 30, 1999.

         The Company believes that cash generated from operations, and cash available to it under the bank credit facility will be sufficient to meet the Company's needs for the foreseeable future.

YEAR 2000

         The Company has assessed, and continues to assess, the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause our systems to process critical financial and operational information incorrectly or may cause the system to discontinue functioning altogether. One of the more significant Year 2000 issues faced by the Company is from its fully integrated dispatch and equipment control systems, which were not Year 2000 compliant. The Company updated and worked with the vendors of any products it is using to install new models and/or modify all of its applications and computer systems and, in particular, its dispatch and equipment control system to insure that they will be Year 2000 compliant. All programs have been tested and problems have been resolved by June 30, 1999. The Company does not expect the costs associated with becoming Year 2000 compliant to be material. The Company has incurred cost of approximately $50,000 to date, and expects any future costs to be minimal. These costs are being charged to operations as incurred. Management has not developed any contingency plan regarding its dispatch and equipment control systems at this time, but will develop one, if deemed necessary.

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

       The estimated percentage of completion as of June 30, 1999, the date on which the Company believes it had completed with its Year 2000 compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based on management's best estimates. Actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are impacted by financial risk related to volatility in interest rates related to variable debt instruments. These debt instruments are non-trading in nature and are used to fund the Company's day-to-day operations. Based upon the principal amounts outstanding at June 30, 1999, for those variable rate debt instruments, a market change of 100 basis-points in interest rates would correspond to an approximately $150,000 impact in interest expense for a one-year period. This sensitivity analysis does not account for any change in the borrowings outstanding, which may be reduced through payments or increased through additional borrowings, and does not consider the Company's ability to fix the interest rate on one of the three variable rate debt instruments. The Company has no material future earnings impact or cash flow expense from changes in interest rates related to its financing of operating equipment as all of the Company's equipment financing has fixed rates.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's under funding. The claim is based on the withdrawal of R-W Service System, Inc. ("RW") from the Fund in 1992. The Company's records indicate that RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund currently claims that RW's withdrawal liability is approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. The Company filed a formal request for review of the claim as provided by the MPPAA, the Fund rejected that request and the claim is now the subject of binding arbitration. The Company is obligated to make interim payments to the Fund until the issue of liability is resolved. The interim payment obligation is currently approximately $88,500 per month. Through June 30, 1999, the Company had made payments to the Fund that total approximately $2.1 million. Through the first quarter of 1999, the parties had widely divergent settlement positions. The claim was the subject of a binding arbitration proceeding and it was not possible to estimate a potential loss with respect to the claim. Therefore, the Company had not recorded a loss contingency for this claim. In August, the parties engaged in meaningful settlement negotiations. As part of the negotiations, the Company offered to pay the Fund $2.2 million in full satisfaction of the claim. Accordingly, the Company established a special charge of $2.2 million with respect to this claim in the second quarter of 1999. At this point, neither the Fund nor the Company have agreed to any settlement. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

         The Company's subsidiary, RDS, is a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas. In its appeal, RDS asserted it was never properly served in the action and that there was insufficient basis to support an award of punitive damages. RDS has notified its workers' compensation carrier of the award. On July 29, 1999, the 8th Circuit Court of Appeals in El Paso issued a favorable ruling for RDS, reversing the default judgment and remanding the case for trial. Management believes that this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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

               None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on May 19, 1999. The following individuals were elected as directors for the ensuing year or until their successors are duly elected and qualified with the following votes cast for or against. There were no abstentions or broker non-votes.

                                                       For                  Against
                                                       ---                  -------
                   Vincent A. Carrino              12,884,383                4,989
                   John P. Delavan                 12,884,409                4,963
                   Robert B. Fagenson              12,883,243                6,129
                   Ned N. Fleming III              12,884,411                4,961
                   Eric C. Jackson                 12,884,411                4,961
                   Edwin H. Morgens                12,884,411                4,961
                   Thomas J. Noonan, Jr.           12,883,267                6,105
                   Gerald Anthony Ryan             12,883,243                6,129
                   Philip Scaturro                 12,884,411                4,961

         As previously announced, on June 18th, John P. Delavan resigned from the Company as President, CEO and a board member and was replaced by Eric C. Jackson as President and CEO.

         The shareholders of the Company also ratified the selection of Arthur Andersen LLP as auditors for 1998 with 12,879,805 votes in favor, 4,918 against, and 4,649 abstentions. There were no broker non-votes.

         The shareholders of the Company also ratified the resolution to restore voting rights to "control shares" of the Brookhaven Group. A total of 7,531,851 shares were considered "interested shares" and not eligible to vote on this matter. The vote by eligible shareholders was 3,713,851 votes in favor, 127,443 against and 1,712,751 abstentions.


ITEM 5. OTHER INFORMATION

         On August 6, 1999, Roger T. Burbage resigned as Executive Vice-President and Chief Financial Officer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           Exhibit 10.1 - Fifth Amendment to the Fourth Amended
                                           and Restated Loan Agreement dated as
                                           of May 7, 1999.

                           Exhibit 27 - Financial Data Schedule


                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  INTRENET, INC.
                                                  -----------------------------
                                                  (Registrant)



                                                  /S/ ERIC C. JACKSON
                                                  -----------------------------
                                                  Eric C. Jackson,
                                                  President and Chief
                                                  Executive Officer

         August  20, 1999                         /S/ RUSSELL L. DEEG
         ----------------                         -----------------------------
                                                  Russell L. Deeg,
                                                  Vice-President and Controller
                                                  (Principal Financial and
                                                  Accounting Officer)