Form 10-Q
period 1999-09-30
INTRENET INC
filed 1999-11-15
CIK 778161

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                    (AS FILED VIA EDGAR ON NOVEMBER 15, 1999)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1999


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from __________ to _________________


                         Commission file number 0-14060
                                                -------


                                 INTRENET, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


           INDIANA                                         35-1597565
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

      400 TECHNECENTER DRIVE, SUITE 200, MILFORD, Ohio              45150
--------------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code    (513) 576-6666
                                                   --------------------


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
         Yes  X       No
             ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock, without par value, 13,724,066 shares issued and outstanding at November 1, 1999.

                                 INTRENET, INC.
                                 --------------
                                    FORM 10-Q
                                    ---------
                               SEPTEMBER 30, 1999
                               ------------------


                                      INDEX
                                      -----


PAGE


Part I - Financial Information:

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998                    .................        3

                  Condensed Consolidated Statements of Operations
                    Three Months and Nine Months Ended                          .................        4
                     September 30, 1999 and 1998

                  Condensed Consolidated Statement of Shareholders' Equity
                    Nine Months Ended September 30, 1999                        .................        5

                  Condensed Consolidated Statements of Cash Flows
                    Three Months and Nine Months Ended                          .................        6
                    September 30, 1999 and 1998

                  Notes to Condensed Consolidated Financial Statements          .................        7



         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                        .................       9

         Item 3. Quantitative and Qualitative Disclosures About Market Risk     .................      13


Part II - Other Information:

         Item 1.  Legal Proceedings                                             .................      14

         Item 2.  Changes in Securities                                         .................      14

         Item 3.  Defaults Upon Senior Securities                               .................      14

         Item 4.  Submission of Matters to a Vote of Security Holders           .................      14

         Item 5.  Other Information                                              ................      15

         Item 6.  Exhibits and Reports on Form 8-K                              .................      15



                         INTRENET, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                            (In Thousands of Dollars)


                             Assets                                     1999        1998
                             ------                                     ----        ----
                                                                    (UNAUDITED)
Current assets:
    Cash and cash equivalents                                         $   918     $   271
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,820 in 1999
        and $1,537 in 1998                                             41,082      33,233
    Prepaid expenses and other                                          5,809       5,402
                                                                      -------     -------
                       Total current assets                            47,809      38,906

Property and equipment, at cost, less accumulated
        depreciation                                                   25,196      28,833
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization         4,652       4,967
Deferred income taxes, net                                              2,886       2,886
Other assets                                                              573       2,208
                                                                      -------     -------
                             Total assets                             $81,116     $77,800
                                                                      =======     =======


              Liabilities and Shareholders' Equity
              ------------------------------------

Current liabilities:
    Current debt and capital lease obligations                        $ 3,863     $ 5,789
    Accounts payable and cash overdrafts                               11,480       9,439
    Current accrued claim liabilities                                   7,429       7,878
    Other accrued expenses                                              7,744       7,418
                                                                      -------     -------
                       Total current liabilities                       30,516      30,524
                                                                      -------     -------

Long-term debt and capital lease obligations                           25,590      20,105
Long-term accrued claim liabilities                                     2,800       2,800
                                                                      -------     -------
                        Total liabilities                              58,906      53,429
                                                                      -------     -------

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,724,066 and 13,662,066 shares
        issued and outstanding, respectively                           16,991      16,856
    Retained earnings since January 1, 1991                             5,219       7,515
                                                                      -------     -------
                       Total shareholders' equity                      22,210      24,371
                                                                      -------     -------
                       Total liabilities and shareholders' equity     $81,116     $77,800
                                                                      =======     =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                         INTRENET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                (In Thousands of Dollars, Except Per Share Data)




                                                               Three Months                          Nine Months
                                                               Ended Sept 30,                       Ended Sept 30,
                                                               --------------                       --------------
                                                           1999               1998             1999              1998
                                                           ----               ----             ----              ----
Operating revenues                                    $     74,702      $     69,794      $    213,188      $    196,820

Operating expenses:
  Purchased transportation
     and equipment rents                                    35,246            31,526            99,338            88,624
  Salaries, wages, and benefits                             18,281            16,952            53,386            47,183
  Fuel and other operating expenses                         13,876            12,759            38,588            35,919
  Operating taxes and licenses                               2,304             2,604             7,423             7,672
  Insurance and claims                                       1,847             2,145             5,855             6,090
  Depreciation                                                 970               973             2,938             2,937
  Other operating expenses                                     998               840             3,177             2,763
                                                      ------------      ------------      ------------      ------------
                                                            73,522            67,799           210,705           191,188
                                                      ------------      ------------      ------------      ------------

    Operating income                                         1,180             1,995             2,483             5,632


Interest expense                                              (607)             (638)           (1,848)           (1,941)
Contigent liability special charge                            (293)               --            (2,500)               --
Other expense, net                                            (105)             (105)             (315)             (315)
                                                      ------------      ------------      ------------      ------------


      Earnings (loss) before income taxes                      175             1,252            (2,180)            3,376

Provision for income taxes                                     (24)             (284)             (116)             (775)
                                                      ------------      ------------      ------------      ------------
      Net earnings (loss)                             $        151      $        968      $     (2,296)     $      2,601
                                                      ============      ============      ============      ============


Earnings (loss) per common and common
    equivalent share

      Basic                                           $       0.01      $       0.07      $      (0.17)     $       0.19
                                                      ============      ============      ============      ============

      Diluted                                         $       0.01      $       0.07      $      (0.17)     $       0.19
                                                      ============      ============      ============      ============


Weighted average shares outstanding during period       13,701,077        13,550,638        13,681,579        13,550,171
                                                      ============      ============      ============      ============






                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                         INTRENET, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)
                            (In Thousands of Dollars)



                                                              Retained       Shareholders'
                                      Common Stock             Earnings         Equity
                                -------------------------     ----------      ----------
                                  Shares        Dollars
                                ----------     ----------
Balance, December 31, 1998      13,662,066     $   16,856     $    7,515      $   24,371

Exercise of stock options           62,000            135             --             135

Net loss for 1999                       --             --         (2,296)         (2,296)
                                ----------     ----------     ----------      ----------

Balance, September 30, 1999     13,724,066     $   16,991     $    5,219      $   22,210
                                ==========     ==========     ==========      ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.


                         INTRENET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                            (In Thousands of Dollars)



                                                            Three Months               Nine Months
                                                            Ended Sept 30,            Ended Sept 30,
                                                          -----------------         ------------------
                                                          1999         1998         1999          1998
                                                          ----         ----         ----          ----
Cash flows from operating activities:

  Net earnings (loss)                                   $   151      $   968      $(2,296)     $ 2,601
  Adjustments to reconcile net earnings
      to net cash provided by operating activities:
       Deferred income taxes                                 --          284           --          775
       Depreciation and amortization                      1,089        1,089        3,281        3,293
       Provision for doubtful accounts                       21          129          249          262
       Contigent liability charge                            --           --        2,118           --
    Changes in assets and liabilities, net:
       Receivables                                       (2,441)      (1,229)      (8,098)      (4,821)
       Prepaid expenses                                     294          763         (407)        (980)
       Accounts payable and accrued expenses              1,608         (664)       1,435          217
                                                        -------      -------      -------      -------

  Net cash provided by (used in)
     operating activities                                   722        1,340       (3,718)       1,347
                                                        -------      -------      -------      -------

Cash flows from financing activities:
  Net borrowings on line of
     credit, net                                            274         (184)       6,187        2,645
  Principal payments on long-term debt                     (769)        (945)      (2,627)      (2,771)
  Proceeds from exercise of stock options                   110           --          135            5
                                                        -------      -------      -------      -------

  Net cash provided by (used in)
     financing activities                                  (385)      (1,129)       3,695         (121)
                                                        -------      -------      -------      -------

Cash flows from investing activities:
  Additions to property and equipment                      (215)        (421)      (1,271)      (1,067)
  Disposals of property and equipment                       456           12        1,941          109
                                                        -------      -------      -------      -------

  Net cash provided by (used in)
     investing activities                                   241         (409)         670         (958)
                                                        -------      -------      -------      -------

Net increase (decrease) in cash
   and cash equivalents                                     578         (198)         647          268

Cash and cash equivalents:
  Beginning of period                                       340        1,064          271          598
                                                        -------      -------      -------      -------
  End of period                                         $   918      $   866      $   918      $   866
                                                        =======      =======      =======      =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

(1) UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------

         The accompanying unaudited consolidated financial statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the Company). Operating subsidiaries at September 30, 1999 were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's broker and logistics manager, INET Logistics, Inc.
(INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier, brokerage and logistics management services throughout North America.

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

         The results for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire year.

(2) INCOME TAXES
----------------

         Due to the year-to-date loss in 1999, the Company did not record Federal tax expense for the year. The tax assets created in 1999 have been fully reserved. Tax expense reflected in the Statement of Operations as of September 30, 1999, consist of a provision for state and local income taxes.

(3) CONTINGENT LIABILITIES
--------------------------

         On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's under funding. The claim was based on the withdrawal of R-W Service System, Inc. ("RW") from the Fund in 1992. RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund claimed that RW's withdrawal liability was approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. The Company filed a formal request for review of the claim and began making interim payments to the Fund as provided by the MPPAA. Through September 30, 1999, the Company had made payments to the Fund that total approximately $2.3 million. As previously reported, the Company offered to pay the Fund $2.2 million and established a special charge of $2.2 million with respect to this claim in the second quarter of 1999. In September 1999, the Company finalized negotiations and settled the claim with the Fund for a total of $2.5 million. Accordingly, the Company recorded an additional $0.3 million special charge for the third quarter of 1999. Under the terms of the settlement, the Company will continue to make monthly payments of $88,500 through November 1999, with a final payment in December 1999, of approximately $30,000.

         The Company's subsidiary, RDS, was a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas and on July 29, 1999, the 8th Circuit Court of Appeals in El Paso issued a favorable ruling for RDS, reversing the default judgment and remanding the case for trial. The case remains in an early stage. Management believes that this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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

(4) TRANSACTIONS WITH AFFILIATED PARTIES
----------------------------------------

         To date, in 1999, the Company has leased approximately 224 tractors from an unaffiliated leasing company which had purchased the trucks from a dealership affiliated with the Company's chief executive officer. The lessor paid a selling commission to the dealership. The terms of the lease were the result of negotiations between the Company and the lessor. The Company believes the involvement of the selling dealership did not result in lease terms that are less favorable to the Company than would otherwise be available to it. During the last three years, the Company has leased an average of 225 tractors a year that were purchased from the dealership. The Company also purchases maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services have average approximately $500,000 per year for the last three years.

         In the third quarter of 1999, the Company accepted the placement of a fleet automobile policy from an unaffiliated insurance company through an agency that is affiliated with the Company's chief executive officer. The annual premium is approximately $30,000 for a one year coverage beginning October 1, 1999. The Company believes the terms of the policy are not less favorable to the Company than policies from unaffiliated agencies.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION
------------
         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Certain statements made in this report relating to trends in the Company's business, as well as other statements including such words as "believe", "expect", "anticipate", and other similar expressions constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a variety of risks and uncertainties, known and unknown, including but not limited to: changes in general economic and market conditions; the availability and cost of qualified drivers; the availability and price of diesel fuel; the impact and cost of government regulations and taxes on the operation of the Company's business, as well as other risks specifically described in this report.

         The Company reported net income of $151,000 on revenues of $74.7 million in the three months and a net loss of $2,296,000 on revenues of $213.2 million in the nine months ended September 30, 1999. This compares with net earnings of $968,000 on revenues of $69.8 million, and net earnings of $2,601,000 on revenues of $196.8 million in the comparable periods of 1998, respectively. The Company's revenue grew by 7.0 percent in the third quarter of 1999 and all of its operating subsidiaries reported revenue improvements for the quarter and the full year. Diesel fuel prices have been increasing all year. The national average price per gallon at the end of the third quarter was approximately $1.22, nearly $0.25 higher than the beginning of the year. Revenue miles increased for the quarter and year to date; however, increased fuel cost, driver compensation increases and a shortage of drivers have adversely affected profitability. The Company experienced a final settlement expense of $0.3 million this quarter in connection with a legal proceeding, for a year to date charge of $2.5 million. Barring any unforeseen changes in the overall economy, the Company expects that future operations will benefit from continuing cost reduction programs in the areas of a better fuel purchase network, safety and technological enhancements.

         Revenue miles for the third quarter of 1999, increased to 46.7 million miles from 43.6 million miles as a result of a greater average number of tractors in the fleet. Revenue per revenue mile in the third quarter of 1999, improved by 1.5 percent to $1.40 per mile, up from $1.38 last year.

         In July 1999, RRT entered into an agency agreement in the Dallas, Texas, area which added approximately 100 company drivers and 50 owner operators. The cost related to the effect of positioning equipment for this new business negatively impacted profitability in the third quarter 1999.

         The Company's total operating fleet, including owner-operators, at the end of the third quarter of 1999 was 2,564 tractors, up from 2,249 at the end of the third quarter of 1998, an increase of approximately 14 percent. The number of Company owned tractors, at the end of the third quarter in 1999, grew by 9 percent, while the owner operator tractors grew by 19%, as compared with 1998.

         A discussion of the impact of the above and other factors on the results of operations in the three months and nine months ended September 30, 1999, as compared to the comparable periods of 1998 follows.


1999 COMPARED TO 1998
------------------------------------------------------------------------------------------------------------------------------
                                    Three Months     Ended Sept 30       %         Nine Months    Ended Sept 30       %
                                  ----------------------------------             --------------------------------
KEY OPERATING STATISTICS                1999              1998         Change         1999            1998          Change
------------------------                ----              ----         ------         ----            ----          ------
Operating Revenues ($ millions)         $74.7            $69.8           7.0%        $213.2          $196.8          8.3%
Average Number of Tractors              2,543            2,268         12.1%          2,404           2,245          7.1%
Total Loads (000's)                     98.0              92.0          6.5%          286.5           266.9          7.3%
Revenue Miles (millions)                46.7             43.6           7.1%          132.5           125.7          5.4%
Average Revenue per
   Revenue Mile *                       $1.40            $1.38          1.5%          $1.39           $1.37          1.5%
------------------------------------------------------------------------------------------------------------------------------
                                               * Excluding brokerage revenue

OPERATING REVENUES

         Operating revenues for the three months and nine months ended September 30, 1999, totaled $74.7 million and $213.2 million, respectively, as compared to $69.8 million and $196.8 million for the same periods in 1998, reflecting better freight availability and selection than the prior year. All of the Company's operating subsidiaries continued to grow in 1999. Revenue increased by $4.9 million, or 7.0 percent, in the three months, and $16.4 million, or 8.3 percent, in the nine months ended September 30, 1999, over the comparable 1998 periods. The average number of Company owned tractors increased approximately 10.0 percent from 1,227 to 1,349 in the nine month period ended September 30, 1999, from the comparable period in 1998, and the average owner-operator tractor count increased 3.5 percent from 1,018 to 1,054. Approximately 49.5 percent of the Company's revenue was generated by Company-operated equipment, and 37.0 percent by owner-operator equipment in the nine months ended September 30, 1999, which is comparable to the 1998 period. The remaining revenues were from freight brokered to other carriers ("brokered freight").

         The Company experienced a 1.5 percent improvement in the average revenue per revenue mile for the nine months of 1999, as compared to 1998. This improvement is attributable to the installation of load selection software, in use for the entire quarter, and a tightening of capacity in the markets served by the Company.

OPERATING EXPENSES
------------------

         The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months and nine months ended September 30.

                                                        Three Months    Ended Sept 30           Nine Months     Ended Sept 30
                                                    -------------------------------------   -------------------------------------
                                                          1999               1998                 1999               1998
                                                          ----               ----                 ----               ----

Operating revenues                                        100 %             100 %                 100 %             100 %

Operating expenses:
   Purchased transportation
       and equipment rents                                47.2               45.1                 46.6               45.0

   Salaries, wages and benefits                           24.4               24.3                 25.0               24.0
   Fuel and other operating expenses                      18.6               18.3                 18.1               18.2
   Operating taxes and licenses                            3.1               3.7                   3.5               3.9
   Insurance and claims                                    2.5               3.1                   2.7               3.1
   Depreciation                                            1.3               1.4                   1.4               1.5
   Other operating expenses                                1.3               1.2                   1.5               1.4
                                                           ---               ---                   ---               ---

         Total operating expenses                          98.4%             97.1%                98.8%              97.1%
                                                           ====              ====                 ====               ====


         Purchased transportation and equipment rents increased as a percentage of revenue due to the increased amount of brokered and owner operator freight. Salaries, wages and benefits remained constant for the quarter despite the increased cost related to equipment positioning for the RRT agency agreement. Salaries and wages are higher year to date because of the increases in driver pay at all of the trucking subsidiaries plus one time charges in the second quarter relating to severance agreements with two former executives that totaled approximately $550,000. The driver pay increases have been made in response to the highly competitive marketplace for driver services. Fuel and other operating expenses are attributable to Company-operated equipment and these expenses have remained relatively unchanged compared to 1998 despite the rapid rise in fuel prices. Fuel prices for the third quarter of 1999 were approximately 20 percent higher than the same period of 1998 equating to nearly $1,000,000 additional fuel cost in the third quarter of 1999, as compared to 1998. The effect of this rise in fuel prices has been offset slightly by an average MPG gain in the overall Company fleet, lower maintenance costs, reduced miscellaneous fleet cost and lower commission agent fees. Operating taxes and licenses are down as a percent of revenue due to the growth in owner-operator and brokerage revenues not requiring licensing from the Company. Insurance costs as a percent of revenues are lower for the quarter and year to date due to reductions in fleet insurable repairs and claim costs related to revenues. All other operating expenses have remained relatively unchanged.

         In summary, driver turnover and wages, fuel price increases, severance expenses and a shortage of drivers have adversely affected the Company's operating expenses for the third quarter and the first nine months of 1999.

INTEREST EXPENSE
----------------

         Bank borrowings were higher in 1999, than 1998, while capitalized lease debt was lower. The less expensive bank debt and the reduction in the borrowing rate due to the amended bank agreements in 1999 caused interest expense to be slightly less compared to 1998.

CONTINGENT LIABILITY SPECIAL CHARGE
-----------------------------------

         During the third quarter of 1999, the Company charged the income statement $0.3 million representing the final portion of the Company's $2.5 million settlement of a claim asserted by the Central States Southeast and Southwest Areas Pension Fund (the "Fund"). The Company made interim payments to the Fund that total approximately $2.2 million through August 1999, and recognized that expense at June 30, 1999, when it offered to settle the claim for that amount. The Company and the Fund have now agreed on the terms of a settlement. The remaining balance of the settlement will be paid monthly with a final payment in December. The balance due is recorded in the Company's Condensed Balance Sheet as a current liability. For further information, see
Part II - Item 1 of this report.

PROVISION FOR INCOME TAXES
--------------------------

         Due to the year-to-date loss in 1999, the Company did not record Federal tax expense for the year. The tax assets created in 1999 have been fully reserved. Tax expense reflected in the Statement of Operations as of September 30, 1999, consist of a provision for state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $647,000 of cash in the nine months of 1999, compared to $268,000 in 1998. As reflected in the accompanying Consolidated Statements of Cash Flows, $3.7 million of cash was used in operating activities, primarily by increased accounts receivable, offset by depreciation, other noncash charges related to the pension fund and other working capital. The largest working capital need was incurred in accounts receivable of $8.1 million. Net cash of $3.7 million was generated by financing activities, primarily bank borrowings. Net cash of $670,000 was provided in financing activities, primarily from the net disposal of property and equipment.

         The Company's day-to-day financing is provided by borrowings under its bank credit facility. The credit facility, as amended on May 7, 1999, consists of a $2 million term loan and a $5 million capital expenditure loan, both with a maturity date of December 31, 2000 and a $28 million revolving line of credit, which expires January 1, 2001. The current interest rate margin on all credit lines from the August 17, 1999, amendment, is 175 basis points over LIBOR. Quarterly principal payments of $100,000 on the term loan are required. There is currently nothing outstanding under the capital expenditure loan. The line of credit includes provisions for the issuance of standby letters of credit which, as issued, reduce available borrowings under the line of credit. Borrowings under the line of credit are limited to amounts determined by a borrowing base formula tied to the Company's eligible accounts receivable and inventories, as defined in the credit facility. Borrowings under the revolving line of credit totaled $15.2 million at September 30, 1999, and outstanding letters of credit totaled $7.5 million at that date. The combination of these two bank credits totaled $22.7 million at September 30, 1999.

         The credit facility contains financial covenants that required the Company to maintain certain net worth and other financial ratios. As a result of the loss in 1999, the Company would not have been in compliance with all of the financial covenants contained in the May 7, 1999, amended bank agreement. The Company's bank agreement was amended again on August 17, 1999. The amended agreement, which became effective June 30, 1999, amended the financial covenants for June 1999, and future periods in a manner to accommodate the expenses related to the contingent liability special charge and the severance arrangements with former management. This amendment also limited the availability to the Company's capital expenditure loan of $5,000,000 until the Company has met a specified fixed charge ratio coverage for three consecutive months.

         The Company was in compliance with all its debt covenants, as amended, for the period ending September 30, 1999. The capital expenditure loan is not available at this time.

         On November 5, 1999, the Company was notified by the bank that the recently conducted collateral audit as of June 30, 1999, indicated that the Company may have incorrectly calculated the borrowing base upon which advances have been made. As a result, the bank concluded that at June 30, the Company's aggregate amount outstanding pursuant to Letters of Credit plus aggregate unpaid balance of the Revolving Line was very close, or may have exceeded the borrowing base. The bank is now reviewing the borrowing base as of September 30, 1999. The bank and the Company believe that at September 30, 1999, the aggregate amount outstanding pursuant to Letters of Credit plus aggregate unpaid principal balance did not exceed the amount permitted by the borrowing base. Management expects to meet with bank representatives in the near future to discuss this and other issues relating to the bank credit facility.

         On October 1, 1999, the Company elected to change its insurance carriers for renewal of certain policies. The new insurance companies require that $3.4 million of letters of credit be posted in securement of deductible exposure, ratably over the 12 month period ending September, 2000. In addition, the Company was recently notified by the former carrier of certain of its insurance policies that the Company would need to provide additional collateral in the form of approximately $2.8 million of letters of credit to secure the Company's deductible obligations for outstanding claims. The Company has disputed the calculations which form the basis of the request. The insurer has agreed to defer any request for additional collateral pending a claims audit scheduled to be completed by November 24, 1999. Final collateral will be communicated within 10 days of the audit. If the audit cannot be completed, the requirement will revert back to the additional $2.8 million due by December 10, 1999.

         If the Company is not able to make additional borrowings under its bank credit facility or if the Company would need to provide significant amounts of additional collateral to its former insurer, the Company's ability to meet its cash needs for operations and capital investments would be materially and adversely affected. In such event, management believes that the Company would have to obtain other sources of liquidity, including obtaining a credit facility from another institution or an equity offering. There can be no assurance that these alternative courses of action would succeed.

YEAR 2000

         The Company has assessed, and continues to assess, the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause our systems to process critical financial and operational information incorrectly or may cause the system to discontinue functioning altogether. One of the more significant Year 2000 issues faced by the Company is from its fully integrated dispatch and equipment control systems, which were not Year 2000 compliant. The Company updated and worked with the vendors of any products it is using to install new models and/or modify all of its applications and computer systems and, in particular, its dispatch and equipment control system to insure that they will be Year 2000 compliant. All programs have been tested and problems identified have been resolved. The Company incurred cost of approximately $50,000 and expects any future costs, if any, to be minimal. These costs have been charged to operations as incurred. Management has not developed any contingency plan regarding its dispatch and equipment control systems at this time, but will develop one, if deemed necessary.

          As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. Based on efforts to date, the Company believes that there will be no material adverse effect on the Company's results of operations, liquidity, and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor its material vendors and customers and formulate a contingency plan when the Company believes a material vendor or customer will not be compliant.

      The percentage of completion, the date on which the Company believes it had completed with its Year 2000 compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based on management's best estimates. Actual results could materially differ from those anticipated. There can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are impacted by financial risk related to volatility in interest rates related to variable debt instruments. These debt instruments are non-trading in nature and are used to fund the Company's day-to-day operations. Based upon the principal amounts outstanding at September 30, 1999, for those variable rate debt instruments, a market change of 100 basis-points in interest rates would correspond to an approximately $150,000 impact in interest expense for a one-year period. This sensitivity analysis does not account for any change in the borrowings outstanding, which may be reduced through payments or increased through additional borrowings, and does not consider the Company's ability to fix the interest rate on one of the three variable rate debt instruments. The Company has no material future earnings impact or cash flow expense from changes in interest rates related to its financing of operating equipment as all of the Company's equipment financing has fixed rates.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's under funding. The claim was based on the withdrawal of R-W Service System, Inc. ("RW") from the Fund in 1992. RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund claimed that RW's withdrawal liability was approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. The Company filed a formal request for review of the claim and began making interim payments to the Fund as provided by the MPPAA. Through September 30, 1999, the Company had made payments to the Fund that total approximately $2.3 million. As previously reported, the Company offered to pay the Fund $2.2 million and established a special charge of $2.2 million with respect to this claim in the second quarter of 1999. In September 1999, the Company finalized negotiations and settled the claim with the Fund for a total of $2.5 million. Accordingly, the Company recorded an additional $0.3 million special charge for the third quarter of 1999. Under the terms of the settlement, the Company will continue to make monthly payments of $88,500 through November 1999, with a final payment in December 1999, of approximately $30,000.

         The Company's subsidiary, RDS, was a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas and on July 29, 1999, the 8th Circuit Court of Appeals in El Paso issued a favorable ruling for RDS, reversing the default judgment and remanding the case for trial. The case remains in an early stage. Management believes that this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

         On September 15, 1999, the Company hired John P. Chandler as Executive Vice-president and Chief Operating Officer. Mr. Chandler was Chief Executive Officer for Tow America/Reliable Recovery Services, Inc., since 1998. From 1984 to 1997 he was with Caliber System, Inc., and it's subsidiary RPS, the nation's second largest ground carrier of small package freight.

         On November 1, 1999, ADS appointed Robert J. Christie as President replacing Leo D. Blumenauer. Mr. Christie was Chief Operating Officer with Eastern Connection prior to joining the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                       Exhibit 10.1 - Sixth Amendment to the Fourth
                                      Amended and Restated Loan Agreement
                                      dated as of August 17, 1999.
                       Exhibit 10.2 - Employment Agreement with John P. Chandler
                       Exhibit 10.3 - Option Agreement with Eric C. Jackson
                       Exhibit 10.4 - Option Agreement with John P. Chandler
                       Exhibit 27 - Financial Data Schedule


                  (b)  Reports on Form 8-K

                       None

                                   SIGNATURES







         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                INTRENET, INC.
                                            ---------------------
                                                 (Registrant)



                                            /S/  Eric C. Jackson,
                                                 President and Chief
                                                 Executive Officer

 November 15, 1999                          /S/  Russell L. Deeg,
                                                 Vice-President, Finance and
                                                 Administration
                                                 (Principal Financial and
                                                 Accounting Officer)