Form 10-K
period 1999-12-31
INTRENET INC
filed 2000-04-14
CIK 778161

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                     (AS FILED VIA EDGAR ON APRIL 14, 2000)

          (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   DECEMBER 31, 1999

                                                   OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION
          13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .
                               ----------------------    ----------------------

                         COMMISSION FILE NUMBER 0-14060
                                 INTRENET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                INDIANA                                          35-1597565
(State or other jurisdiction of                               (I.R.S. Employer
Identification No.)
incorporation or organization)

400 TECHNECENTER DRIVE, SUITE 200
           MILFORD, OHIO                                           45150
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock (based upon the closing sale price on such date) held by non-affiliates of the registrant as of March 1, 2000, was approximately $27,314,098.


     (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 2000, there were 13,872,066 shares issued and outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following documents have been incorporated by reference into this report:

                                                    Parts of Form 10 - K into
 Identity of Document                             Which Document is Incorporated
 --------------------                             ------------------------------
 Proxy Statement to be filed for the 2000                    Part III
 Annual Meeting of Shareholders of Registrant


                               Page 1 of 26 pages
                               Excluding Exhibits

                                 INTRENET, INC.
                         1999 Annual Report on Form 10-K

                                Table of Contents


                                   PART I

                                                                                                   PAGE
                                                                                                   ----

Item   1.    Business                                                                               3

Item   2.    Properties                                                                             6

Item   3.    Legal Proceedings                                                                      7

Item   4.    Submission of Matters to a Vote of Security Holders                                    7


                                     PART II

Item   5.    Market for Registrant's Common Equity and Related Stockholder Matters                  7

Item   6.    Selected Financial Data                                                                9

Item   7.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                         10

Item  7A.    Quantitative and Qualitative Disclosures About Market Risk                            13

Item   8.    Financial Statements and Supplementary Data                                           13

Item   9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures                                                                 14


                                    PART III

Item   10.   Directors and Executive Officers of the Registrant                                    14

Item   11.   Executive Compensation                                                                14

Item   12.   Security Ownership of Certain Beneficial Owners and Management                        14

Item   13.   Certain Relationships and Related Transactions                                        14


                                     PART IV

Item   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                      14

Signatures                                                                                         15

Index to Exhibits                                                                                  16

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     The Company was incorporated in 1983 under the laws of the State of Indiana, as a holding company for truckload carrier subsidiaries. The Company owns, directly or indirectly, 100% of four licensed truckload carriers and a brokerage logistics operation (the operating subsidiaries), which provide general and specialized regional truckload carrier services throughout North America. The operating subsidiaries are Roadrunner Trucking, Inc., (RRT); Eck Miller Transportation Corporation, (EMT); Advanced Distribution System, Inc.,
(ADS); Roadrunner Distribution Services, Inc., (RDS); and INET Logistics, Inc.,
(INL). In addition, the Company owns an intercompany employee leasing subsidiary and an inactive Bermuda captive-insurance subsidiary.

     The Company's operating subsidiaries presently operate more than 2,400 tractors, including tractors provided by owner-operators. All of the Company's truckload carriers rely to some extent upon a network of commissioned agents and independent contractors who own and operate tractors and trailers. All of the Company's truckload carriers also use company-operated equipment. In 1999, the Company's fleet traveled over 176 million revenue miles delivering approximately 344,000 loads for Company customers. The Company also brokered approximately 33,000 loads to other carriers. No customer accounted for more than 5% of the Company's revenue in 1999.

     The Company's executive offices are located at 400 TechneCenter Drive, Suite 200, Milford, Ohio 45150 and its telephone number is (513) 576-6666. Except as otherwise indicated by the context, the term Company, as used herein, means Intrenet, Inc. and its consolidated subsidiaries.

OPERATING SUBSIDIARIES

     Select operating statistics as of December 31, 1999, are as follows:

                          RRT     EMT     ADS     RDS   TOTAL
                          ---     ---     ---     ---   -----
Company Tractors          580     374     172     188   1,314
Owner-Operators           197     417     419      93   1,126
                          ---     ---     ---      --   -----
     Total Tractors       777     791     591     281   2,440
                          ===     ===     ===     ===   =====
Company Trailers        1,223     474     309     531   2,537
Drivers in Tractors       568     345     149     188   1,250
Total Employees           795     531     272     214   1,836
Sales  Agents              31     157     223       9     420
Avg. Length of Haul       570     360     542   1,141     512
                        miles   miles   miles   miles   miles

     ROADRUNNER TRUCKING, INC. RRT is a truckload carrier transporting a wide variety of general commodities, including machinery, building materials, steel, paper, cable and wire. RRT's primary traffic flows are in the western two-thirds of the United States where it operates one of the largest fleets of flatbed trailers in its market area. RRT services Mexico through El Paso, TX and Nogales, AZ, and has three large logistics and dedicated fleets operating both flatbed and dry van trailers as well as regional operations. RRT also operates a nationwide freight brokerage business. RRT is a New Mexico corporation, headquartered in Albuquerque, New Mexico.


     ECK MILLER TRANSPORTATION CORPORATION. EMT is a specialized truckload carrier operating a nationwide service system of nearly 800 tractors pulling sided flatbed and heavy-haul trailers, as well as containers. EMT primarily transports processed metal, building materials and machinery over lanes radiating from the midwest to all other regions of the United States. EMT is an Indiana corporation, headquartered in Rockport, Indiana.

     EMT operates a fleet of company-operated and owner-operator tractors. Most of its 160 field offices are operated by commissioned sales agents.

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


     INET LOGISTICS, INC. INL is a freight broker and logistics management company that arranges the shipment of various commodities for its customers. INL books and coordinates transportation services with various transportation providers, offering a cost efficient and service effective alternative to customers. INL is an Indiana corporation, which is now headquartered in Denver, CO.

COMMISSIONED SALES AGENTS AND OWNER-OPERATORS

     The commissioned agents and independent owner-operators used by the operating subsidiaries, generally do not have long-term contractual agreements. Working relationships with such persons are dependent upon mutually beneficial characteristics including confidence in service levels, support in customer relations, compensation levels and systems and opportunities for growth. Many of the Company's agreements with commissioned agents are non-exclusive. The operating subsidiaries will cancel working relationships, at any time, with agents and owner-operators for lack of confidence in, but not limited to, those characteristics listed above.

     From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the employment status of independent contractors to treat them as employees for either employment tax purposes or for other benefits available to Company employees. Currently, individuals are classified as employees or independent contractors for employment tax purposes, based on contractual relationships and industry practice.

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

REVENUE EQUIPMENT

     At December 31, 1999, the Company owned or leased 1,314 tractors, 1,890 flatbed trailers, and 647 dry van trailers. The following is a summary of Company operated revenue equipment at December 31, 1999:

                                    TRAILERS
                              ---------------------
                  TRACTORS    FLATBED      DRY VAN
                  --------    -------      -------
Model year
prior to  1997     97          1,145         575
          1997    107            308          37
          1998    326            147          -
          1999    535            152          -
          2000    249            138          35
                -----          -----         ---
                1,314          1,890         647
               ======          =====        ====

    In addition, at the same date, owner-operators under contract provided 1,126 tractors for Company operations.

     The Company has plans to acquire approximately 300 tractors in 2000, of which approximately 270 will replace older tractors under a tractor swap agreement. The agreement allows the Company to turn-in tractors after the completion of the 36th month of a 48 month lease, with new replacement tractors scheduled to arrive in mid 2000. The new tractors are expected to be financed primarily under operating leases.

EMPLOYEES

     At December 31, 1999, the Company employed 1,836 individuals, of whom 1,325 were qualified drivers, which includes mechanics, students and terminal personnel qualified to operate tractors. Management considers its relationship with employees to be good. None of the Company's employees are represented by a collective bargaining unit.

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

     At December 31, 1999, the Company employed 1,325 qualified drivers, of which approximately 1,250 were operating units over the road. Drivers are selected in accordance with specific guidelines, relating primarily to safety records, driving experience, personal evaluations, a physical examination and mandatory drug testing. All drivers attend orientation programs and ongoing driver efficiency and safety programs.

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

     Each of the motor carrier operating subsidiaries is subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. All of the Company's drivers are required to obtain national commercial driver's licenses pursuant to the regulations promulgated by the DOT. Also, DOT regulations impose mandatory drug and alcohol testing of drivers. Each of the motor carrier operating subsidiaries has a satisfactory safety rating with the DOT. "Satisfactory" is DOT's highest rating.

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

RISK MANAGEMENT AND INSURANCE

     The Company's risk management programs provide protection of its assets and interests through a combination of insurance and self-insurance. The Company maintains both primary and excess auto liability insurance with limits and deductibles currently at $250,000 and in amounts management believes to be adequate.

     Workers' compensation and employer's liability exposure is covered by a large-deductible insurance policy and state workers' compensation funds. Coverage is for statutory limits, with deductibles generally for the first $100,000 of exposure. Prior to October 1, 1999, the liability exposure was covered by a combination of large-deductible insurance policies, a state approved self-insurance program, state workers' compensation funds, and a self-insured ERISA accident indemnity plan. Coverage consisted of statutory limits with deductibles for the first $250,000.

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

     Shortages of fuel, increases in fuel prices, which have been prevalent in late 1999 and early 2000, or rationing of petroleum products could have a material adverse effect on the trucking industry, including the Company. In the past, sharp increases in fuel prices have been partially recovered from customers through increased rates or surcharges. However, there can be no assurance that the Company will be able to recover increased fuel costs and fuel taxes through increased rates in the future. The Company does not presently hedge its future fuel purchase requirements.

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

ITEM 2.  PROPERTIES.

     The Company leases its headquarters facility, which consists of approximately 4,000 square feet of office space. The lease provides for rent at approximately $5,400 per month and is presently in the second year of its five-year lease renewal expiring in August, 2003.

     The following table provides information concerning other significant properties owned or leased by the operating subsidiaries.


                                                                                     OWNED
                           OPERATING                  TYPE OF                          OR              APPROXIMATE
          LOCATION        SUBSIDIARY                  FACILITY                       LEASED             ACREAGE
          --------        ----------                  --------                       ------             -------
      Albuquerque, NM        RRT                Company Headquarters,                Owned                15
                                                Terminal, Maintenance
                                                Facility and Bulk Fueling
                                                Station

      Dallas, TX             RRT                Terminal                             Leased                5

      Houston, TX            RRT                Terminal                             Leased                5

      Vinton, TX             RRT                Terminal, Maintenance                Leased                4
                                                Facility and Bulk Fueling
                                                Station

      Kingman, AZ            RRT                Terminal                             Owned                 4

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

      El Paso, TX            RDS                Terminal, Maintenance                Owned                 4
                                                Facility and Bulk Fueling
                                                Station

      Rockport, IN           EMT                Company Headquarters,                Owned                13
                                                Terminal, Maintenance
                                                Facility and Bulk Fueling
                                                Station

      Columbus, OH           ADS                Company Headquarters                 Leased                2

      Amlin, OH              ADS                Maintenance Facility                 Leased                2

      Denver, CO             INL                Company Headquarters                 Leased                -

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the three months ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to federal Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included in lieu of being included in the Proxy Statement for its Annual Meeting of Stockholders:

     Certain information concerning the executive officers of the Company is set forth below.

     NAME  AND  POSITION                               AGE

     Eric C. Jackson                                   53
     President and Chief Executive Officer

     John P. Chandler                                  56
     Executive Vice President  and
     Chief Operating Officer

     Thomas J. Bell                                    53
     Executive Vice President
     Chief Financial Officer,
     Secretary and Treasurer

     Officers of the Company serve at the discretion of the Board of Directors.

     Eric C. Jackson has been President and Chief Executive Officer since June, 1999, and a Director since 1993. Mr. Jackson is currently Chief Executive Officer of Great Basin Companies, a privately held company, that consists of a group of truck dealerships headquartered in Salt Lake City, Utah.

     John P. Chandler has been the Executive Vice President and Chief Operating Officer since September, 1999. Prior to joining the Company, Mr. Chandler was Chief Executive Officer for Tow America/Reliable Recovery Services, Inc., a consolidator of towing and recovery companies was with Caliber System, Inc., and it's subsidiary RPS, the nation's second largest ground carrier of small package freight.

      Thomas J. Bell has been Executive Vice President, Chief Financial Officer, Secretary and Treasurer since March 17, 2000. Prior to joining the Company, Mr. Bell was Senior Vice President and Chief Financial Officer of Mosler, Inc., one of the largest security products providers in the nation, since October, 1997. From 1991 to 1997 he was Chief Financial Officer for Caruso, Inc., a produce distributor.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded on The NASDAQ Small-Cap Market (NASDAQ) under the symbol INET. The following table sets forth the high and low sales prices as reported by NASDAQ.

1998                           HIGH                    LOW
First Quarter                 4.375                    2.875
Second Quarter                4.750                    3.313
Third Quarter                 4.625                    2.000
Fourth Quarter                3.438                    2.125

1999

First Quarter                 4.250                    2.938
Second Quarter                4.125                    2.563
Third Quarter                 3.250                    2.500
Fourth Quarter                3.000                    2.000

2000

First Quarter                 3.250                    1.781
(Through March 1)

     On March 1, 2000, there were 200 holders of record of Common Stock.

     The Company has never paid a cash dividend on its Common Stock. The Company's bank agreement contains covenants which restrict the Company's ability to pay cash dividends. See Note 2 of Notes to Consolidated Financial

Statements. The Company does not anticipate paying cash dividends on Common Stock in the foreseeable future.

Item 6.   Selected Financial Data.

                                                                            Year Ended December 31,
                                                                            -----------------------

                                                      1999           1998            1997           1996            1995
                                                      ----           ----            ----           ----            ----
                                                                         (In Thousands, Except Per Share Amounts)

STATEMENT OF OPERATIONS DATA
        Operating revenues                          $ 284,800      $ 262,722      $ 247,888      $ 224,613      $ 214,973


        Operating expenses:

        Purchased transportation
           and equipment rents                        133,338        118,681        108,292         87,834         80,997
        Salaries, wages and benefits                   71,478         63,940         59,943         60,017         58,733
        Fuel and other operating expenses              52,240         47,936         48,550         49,251         46,610
        Operating taxes and licenses                    9,989         10,077         10,045         10,670         10,093
        Insurance and claims                            8,275          8,089          7,987          8,812          6,986
        Depreciation                                    4,266          3,949          4,526          5,096          4,651
        Other operating expenses                        4,462          3,657          3,316          3,591          3,842
                                                    ---------      ---------      ---------      ---------      ---------
            Total operating expenses                  284,048        256,329        242,659        225,271        211,912
                                                    ---------      ---------      ---------      ---------      ---------

            Operating income (loss)                       752          6,393          5,229           (658)         3,061

        Interest expense                               (2,525)        (2,554)        (2,908)        (2,397)        (2,886)
        Settlement of pension claim                    (2,500)            --             --             --             --
        Other income (expense), net                      (420)          (420)          (420)          (420)           (82)
                                                    ---------      ---------      ---------      ---------      ---------

            Earnings (loss) before income taxes        (4,693)         3,419          1,901         (3,475)            93
        Income taxes                                     (146)          (523)          (580)            --           (305)
                                                    ---------      ---------      ---------      ---------      ---------
            Net earnings (loss)                     $  (4,839)     $   2,896      $   1,321      $  (3,475)     $    (212)
                                                    =========      =========      =========      =========      =========



        Basic and diluted earnings (loss            $   (0.35)     $    0.21      $    0.10      $   (0.26)     $   (0.02)
                                                    =========      =========      =========      =========      =========








BALANCE SHEET DATA
        Current assets                              $  45,153      $  38,906      $  36,499      $  30,348      $  26,716
        Current liabilities                            28,933         30,524         29,293         30,216         27,339
        Total assets                                   76,841         77,800         75,964         77,168         67,638
        Long-term debt                                 25,208         20,105         22,401         24,210         14,981
        Shareholders' equity                           19,900         24,371         21,470         19,892         23,018


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    INTRODUCTION

    The Company reported a net loss in 1999 of $4.8 million on revenues of $284.8 million, as compared to net earnings of $2.9 million on revenues of $262.7 million in 1998, and net earnings of $1.3 million on revenues of $247.9 million in 1997. The 1999 results included a $2.5 million charge in connection with settlement of a legal proceeding, approximately $.5 million for severance arrangements entered into with former Company management and a $.5 million write-down on assets identified for disposal.

    As discussed more fully below, the Company's performance throughout 1999 reflects the effects of rising diesel fuel prices and fewer qualified drivers available to operate equipment, offset by some pricing improvements.

    A discussion of the impact of the above and other factors on the results of operations in 1999 as compared to 1998, and 1998 as compared to 1997 follows.


1999 COMPARED TO 1998

Key Operating Statistics             1999         1998        Change
------------------------             ----         ----        ------
Operating Revenues ($ millions)     $284.8       $262.7         8.4%
Net Earnings                         ($4.8)        $2.9          NM
Average Tractors                     2,432        2,250         8.1%
Total Loads (000's)                  377.5        354.6         6.5%
Revenue Miles (millions)             176.3        166.7         5.8%
Average Revenue per Revenue Mile    $1.400       $1.374         1.9%


    Operating Revenues. Operating revenues increased by $22.1 million, or 8.4% in 1999, to $284.8 million from $262.7 million in 1998. Included in 1999 total revenues was approximately $0.9 million of Company fuel surcharge revenue, primarily generated in the fourth quarter. The largest revenue increase occurred in the owner-operator fleet which increased $11.2 million, or 11.7%, from $95.4 million in 1998, to $106.6 million in 1999. Company fleet revenues increased $6.7 million, exclusive of fuel surcharges, or 5.1% in 1999, over 1998, while brokerage revenues increased by $4.2 million, or 12.4%.

    The average fleet size in 1999, grew by roughly 180 units, compared to 1998. In the aggregate, revenue miles (volume), increased by 5.8%. This increase was attributable to the business generated by an agency agreement and growth in the number of owner operator units. Freight demand remained relatively strong in 1999, and aided in the growth in revenue. The implementation of software that improved load selection and evaluation promoted revenue growth.

    Operating Expenses. The following table sets forth the percentage relationship of operating expenses to operating revenues for the years ended December 31, 1999 and 1998.


                                        1999          1998
                                        ----          ----
Operating Revenues                     100.0%        100.0%

Operating Expenses:

   Purchased transportation and
      equipment rents                   46.8          45.2
   Salaries, wages and benefits         25.1          24.3
   Fuel and other operating expenses    18.3          18.2
   Operating taxes and licenses          3.5           3.9
   Insurance and claims                  2.9           3.2
   Depreciation                          1.5           1.5
   Other operating expenses              1.6           1.3
   Total Operating Expenses             99.7%         97.6%

     In 1999, purchased transportation and equipment rents increased as a percentage of revenue compared to 1998 due to the larger portion of freight carried by owner operators, an additional 75 tractors placed in service for the RRT agency agreement that were financed under an operating lease and an increase in freight brokered to other carriers.

     The average driver's wages increased nearly $0.04 per mile in 1999, ($4.8 million), compared to 1998, yet, salaries, wages and benefits increased slightly less than 1%, as a percentage of revenue, since much of the revenue growth came from the increased use of owner operators. In 1999, the Company incurred costs related to severance agreements with two former executives that totaled approximately $550,000.

     Fuel and other operating expenses are attributable to company-operated equipment and these expenses remained relatively the same as a percentage of revenues in 1999, compared to 1998, due to the increased use of owner operators. The average cost of fuel at the pump increased nearly $0.09 per gallon in 1999, which impacted the Company's results by approximately $2.0 million. The Company was able to recover some of the fuel price increase through fuel surcharges (see operating revenues), but these were not activated until late in the third quarter. The average price of fuel increased nearly $0.22 per gallon during the last six months of 1999. Other operating costs increased by roughly $300,000 in 1999, primarily due to increased maintenance cost.

     Operating taxes and licenses declined as a percent of revenue due to the higher growth in owner operator and brokerage revenue not requiring licensing from the Company.

     Insurance and claim costs as a percentage of revenue were lower in 1999, due to a lower deductible exposure on certain insurance programs and the increase in revenue brokered to others. Overall, insurance premiums increased slightly in 1999, as compared to 1998.

     Depreciation expense remained constant as a percentage of revenue in 1999, compared to 1998, with the continued reduction of the Company's investment in capital leases to finance revenue equipment offset by $500,000 of write-downs of assets marked for disposal. Those assets marked for disposal were comprised of the former headquarters of RRT and unused equipment and trailers at an ADS terminal.

     Other operating expenses were higher as a percent of revenue in 1999 due to increased provisions for doubtful accounts and higher professional fees.

     Interest Expense. Interest expense remained the same in 1999 compared to 1998, with the interest cost reduction from replacing equipment financed with capital lease obligations with equipment financed by operating leases offset by an increase in bank interest. Interest on bank borrowings increased approximately $300,000, compared to 1998, due to an increased average borrowing base for the year.

     Settlement of Pension Claim. During the second and third quarters of 1999, the Company recorded a charge amounting to $2.5 million representing the amount paid to settle a claim asserted by the Central States Southeast and Southwest Areas Pension Fund under the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980, ("MPPAA").

     Provision For Income Taxes. No provision for Federal income tax was provided in 1999 as a result of the operating losses incurred. The Company recorded approximately $150,000 of state income taxes. The effective tax rate is lower than the statutory tax rate due to the reversal of valuation allowance reserves established in prior years, offset by the impact of certain non-deductible expenses.

1998 COMPARED TO 1997

                                                                           %
KEY OPERATING STATISTICS                         1998          1997     CHANGE
------------------------                         ----          ----     ------
Operating Revenues ($ millions)                 $262.7        $247.9       6.0%
Net Earnings                                      $2.9          $1.3     123.1%
Average Tractors                                 2,250         2,225       1.1%
Total Loads (000's)                              354.6         306.3       15.8%
Revenue Miles (millions)                         166.7         170.1       (2.0%)
Average Revenue per Revenue Mile                $1.374        $1.321        4.0%


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

                                        1998          1997
                                        ----          ----
Operating Revenues                     100.0%        100.0%


Operating Expenses:

   Purchased transportation and
      equipment rents                   45.2          43.7
   Salaries, wages and benefits         24.3          24.2
   Fuel and other operating expenses    18.2          19.6
   Operating taxes and licenses          3.9           4.1
   Insurance and claims                  3.2           3.2
   Depreciation                          1.5           1.8
   Other operating expenses              1.3           1.3
   Total Operating Expenses             97.6%         97.9%

     In 1998, purchased transportation and equipment rents increased as a percentage of revenue compared to 1997 due to the amount of freight brokered to other carriers. This increase occurred because of the increase in freight demand and the acquisition of Ram Trans.

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

     Interest Expense. Interest expense decreased in 1998, primarily as a result of replacing equipment financed with capital lease obligations with equipment financed by operating leases. Interest on bank borrowings was flat in 1998, compared to 1997, due to a slight increase in the average borrowings offset by a reduction in the borrowing rate.

     Provision For Income Taxes. The provision in 1998 was approximately $0.5 million, or 15.3% of pretax earnings. The effective tax rate is lower than the statutory tax rate due to the reversal of valuation allowance reserves established in prior years, offset by the impact of certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $0.5 million of cash and cash equivalents in the year ended December 31, 1999, and used $0.3 million in the year ended December 31, 1998. As reflected in the accompanying Consolidated Statements of Cash Flows, in 1999, $4.4 million of cash was absorbed by operating activities, as compared to $3.9 million generated in 1998. In 1999, operating cash used primarily funded losses generated and growth in receivable's offset by depreciation and the expensing of prior period payments made in connection with the settlement of a pension claim. The $0.4 million, net, generated in investing activities in 1999 was a result of disposal of equipment purchased at the end of some of its operating leases in 1998. Investing activity in 1998 used approximately $2.6 million as a result of equipment purchased at the end of operating leases. Borrowings under the line of credit increased by over $7.6 million primarily due to fund principal payments on long term debt and cash to fund operating losses.

     On October 1, 1999, the Company elected to change its insurance carriers for certain policies. The new insurance companies required that $3.4 million of letters of credit be posted to secure deductible exposure, ratably over the 12 month period ending September, 2000. In addition, the Company was notified by the former carrier of certain of its insurance polices that the Company would need to provide additional collateral of $400,000 to secure the Company's deductible obligations for outstanding claims. The Company has complied with the request.

     On January 14, 2000, a group consisting of management of the Company and members of the Board of Directors, infused $2.3 million capital in the form of subordinate loans. The infusion of at least $2.0 million of cash was a condition precedent to the February 4, 2000 bank agreement. On March 13, 2000, the Company repaid the loans in full with the proceeds of a private offering of 1,150,000 shares of the Company's common stock. The same persons who made the subordinated loans to the Company purchased the stock at $2.00 per share.

    On February 4, 2000, the Company signed a new bank credit facility which consists of a $32 million revolving line of credit, a $3.5 million term loan and a $2.5 million capital expenditure loan, all with a final maturity date of January 1, 2002. The applicable interest rate on borrowings under all facilities is based upon a financial performance matrix, which is currently 225 basis points over the daily LIBOR rate. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable, as defined in the agreement. The line of credit also includes provisions for the issuance of $15 million in standby letters of credit, which as issued, reduce the amount available for borrowings. Borrowing capacity based upon the terms of the new facility would have been approximately $2 million at December 31, 1999. The term loan requires quarterly principal payments of approximately $290,000. The availability of the capital expenditure loan is limited based upon the achievement of certain financial covenants and there are presently no outstanding borrowings under the capital expenditure loan. The bank credit facility is secured by substantially all of the Company's accounts receivables, property and equipment.

      At December 31, 1999, the Company was not in compliance with a minimum net worth financial covenant contained in the prior bank credit facility. In light of the new bank credit facility signed on February 4, 2000, the lender waived this event of non-compliance through the period ending and including January 31, 2000. The Company was in compliance with all other financial covenants as of December 31, 1999.

     The bank credit facility signed on February 4, 2000 contains, among other provisions, financial covenants which require the Company to achieve a minimum level of net worth and specified ratios of fixed charges, current ratio and of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The minimum financial covenant targets increase periodically throughout 2000 and compliance is required to be measured and evaluated on a monthly basis.

       During the three months ended March 31, 2000, the Company has continued to experience the effects of rising diesel fuel prices and a shortage of qualified drivers available to operate equipment. While these factors have been partially offset by some pricing improvements, the Company will report a net loss for the first quarter of 2000. In consideration of these factors, effective April 13, 2000 the Company signed an amendment to the February 4, 2000, bank credit facility. Under the terms of the amendment, the financial covenants discussed above have been modified to more closely reflect the Company's current operating performance, the interest rate on the revolving line of credit has been increased from LIBOR plus 225 basis points to LIBOR plus 300 basis points, and the interest rate applied to issued standby letters of credit has been increased from 1% to 1-3/8%. The amendment also requires the Company to maintain an available borrowing capacity under the revolving credit agreement of at least $2 million. Based upon management's current estimates of future operations and cash flows, the Company believes that it will be able to maintain compliance with the modified financial covenants contained in the amendment. However, there can be no assurance that management's estimates of future operations and cash flows will be achieved.

      As previously discussed the cost of fuel increased significantly during 1999, with the average increase approximating $.09 per gallon. During the first quarter of 2000, the industry has experienced additional increases that approximate $.24 per gallon. The cost of oil hit a peak on March 8, 2000 at $34.37 per barrel (New York price), and recently has stabilized at approximately $27 per barrel. Based upon production estimates made by the Organization of Petroleum Exporting Countries (OPEC), which indicate increased available supply during the remainder of 2000, the Company believes that the cost of diesel fuel will remain stable or decrease during the remainder of of the year 2000. However, there are no assurances that worldwide supply will remain at current levels or that other factors will not impact the cost of fuel.

     The Company believes that cash generated from operating, financing and investing activities and cash available to it under the bank credit facility will be sufficient to meet the Company's needs during 2000.

OTHER FACTORS

      On April 7, 2000, three executives, including the President, and four members of the finance and administrative staff of EMT left the Company and joined a competitor. The Company does not believe that this event will have a material adverse effect on future business, but the ultimate impact cannot yet be determined. On April 11, 2000, the Company filled two of the positions, including the President's, with experienced executives from within other Intrenet companies.

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

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended, is effective for the Company's 2001 year. The statement revises the accounting for derivative instruments and requires among other things, that derivative instruments be recorded within the financial statements. The Company does not currently utilize derivative instruments.

YEAR 2000

    The Company did not experience, and is not aware of any system noncompliance issues related to Year 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Company's earnings are impacted by financial risk related to volatility in interest rates related to variable debt instruments. These debt instruments are non-trading in nature and are used to fund the Company's day-to-day operations. Based upon the principal amounts outstanding at December 31, 1999, for those variable rate debt instruments, a market change of 100 basis-points in interest rates would correspond to an approximate $185,000 impact in interest expense for a one-year period. This sensitivity analysis does not account for any change in the borrowings outstanding, which may be reduced through payments or increased through additional borrowings, and does not consider the Company's ability to fix the interest rate on one of the three variable rate debt instruments. This analysis also does not account for any management actions which may be taken in response to these changes. The Company has no material future earnings impact or cash flow expense from changes in interest rates related to its financing of operating equipment as all of the Company's equipment financing has fixed rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of earnings, cash flows, stockholders' equity, and notes related thereto, are listed below:

                                                       Page
                                                       ----
Consolidated Balance Sheets                             17
Consolidated Statements of Operations                   18
Consolidated Statements of Shareholders' Equity         19
Consolidated Statements of Cash Flows                   20
Notes to Consolidated  Financial Statements             21
Report of Independent Public Accountants                26

       The supplementary unaudited quarterly financial data follows:
         (Dollars in thousands, except earnings per share)


                                                    1999                 1998
                                                    ----                 ----
FIRST QUARTER
Operating revenue                                 $ 66,316             $ 60,676
Operating income                                  $  1,097             $  1,284
Pretax income                                     $    373             $    516
Income taxes                                      $    140             $    131
Net earnings                                      $    233             $    388
Basic and diluted earnings
  per share                                       $   0.02             $   0.03

SECOND QUARTER
Operating revenue                                 $ 72,171             $ 66,351
Operating income                                  $    204             $  2,354
Pretax income (loss)                              ($ 2,730)            $  1,606
Income taxes                                      ($    48)            $    360
Net earnings (loss)                               ($ 2,682)            $  1,246
Basic and diluted earnings
  per share                                       ($  0.20)            $   0.09

THIRD QUARTER
Operating revenue                                 $ 74,702             $ 69,794
Operating income                                  $  1,180             $  1,995
Pretax income                                     $    175             $  1,252
Income taxes                                      $     24             $    284
Net earnings                                      $    151             $    968
Basic and diluted earnings
  per share                                       $   0.01             $   0.07

FOURTH QUARTER
Operating revenue                                 $ 71,612             $ 65,902
Operating income (loss)                           ($ 1,731)            $    762
Pretax income (loss)                              ($ 2,513)            $     43
Income taxes (benefit)                            $     30             ($   252)
Net earnings (loss)                               ($ 2,543)            $    295
Basic and diluted earnings (loss)
  per share                                       ($  0.18)            $   0.02


In the second and third quarter 1999 pretax profit included a special charge of $2.5 million for settlement of a pension claim. The special charge included in net loss was $0.18 per share for 1999.


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

   (2)   Financial Statement Schedules
         None

   (3)   Exhibits - See Index to Exhibits on page 16 of this Report.

The Company will furnish any exhibit upon request and upon payment of the Company's reasonable expenses in furnishing such exhibit.

(b)      Reports on Form 8-K
       No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        INTRENET,  INC.

                                        By:  /s/ Eric C. Jackson
                                            ---------------------------------
                                        Eric C. Jackson
                                        President and Chief Executive Officer

Date:          April 14, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                              TITLE                                 DATE
      ---------                              -----                                 ----
/s/ Eric C. Jackson              President, Chief Executive                    April 14, 2000
--------------------------        Officer and Director
Eric C. Jackson                  (Principal Executive Officer)


/s/ John P. Chandler
--------------------------        Executive Vice-president,                     April 14, 2000
John P. Chandler                  Chief Operating Officer


/s/ Thomas J. Bell
------------------------          Executive Vice-president,                     April 14, 2000
Thomas J. Bell                    Chief Financial Officer,
                                  Secretary and Treasurer


/s/ Edwin H. Morgens
---------------------------       Chairman of the Board and Director            April 14, 2000
Edwin H. Morgens


/s/
---------------------------        Vice-Chairman of the Board and Director      April 14, 2000
Robert B. Fagenson


/s/
---------------------------        Director                                     April 14, 2000
Vincent A. Carrino


/s/ Ned N. Fleming, III
---------------------------        Director                                     April 14, 2000
Ned N. Fleming, III


/s/ Thomas J. Noonan, Jr.
---------------------------        Director                                     April 14, 2000
Thomas J. Noonan, Jr.


/s/ Gerald Anthony Ryan
---------------------------        Director                                     April 14, 2000
Gerald Anthony Ryan


/s/ Philip Scaturro
---------------------------        Director                                     April 14, 2000
Philip Scaturro

                                INDEX TO EXHIBITS

                                                                                PAGE NUMBER OR INCORPORATION
  EXHIBIT                                                                        BY REFERENCE TO AN EXHIBIT
  NUMBER                     DESCRIPTION                                               FILED AS PART OF
  ------                     -----------                                               ----------------
    3.1       Restated Articles of the Registrant                         Registration Statement on Form 8-A/A
                                                                          filed on August 11, 1995, as Exhibit 2 (a)

    3.2       Restated Bylaws of the Registrant                           Registration Statement on Form 8-A/A
                                                                          filed on August 11, 1995, as Exhibit 2 (b)

    3.21      Amended Bylaws of the Registrant                            Quarterly Report on Form 10-Q for the
                                                                          quarter ending March 31, 1999, as
                                                                          Exhibit 3.2

   10.1       Fifth Amended and Restated Loan                                                XX
              Agreement dated as of February 4, 2000,
              by and among the Registrant, certain
              subsidiaries and The Huntington
              National Bank

   10.2*      1992 Non-Qualified Stock Option Plan                        Annual Report on Form 10-K for the
                                                                          year ended December 31, 1992, as
                                                                          Exhibit 10.2

   10.3*      Stock Option Agreement dated as of                          Quarterly Report on Form 10-Q for the
              July 20, 1999, between the Company                          quarter ended September 30, 1999, as
              and Eric C. Jackson                                         Exhibit 10.3

   10.4*      Stock Option Agreement dated as of                          Quarterly Report on Form 10-Q for the
              September 17, 1999, between the Company                     quarter ended September 30, 1999, as
              and John P. Chandler                                        Exhibit 10.4

   10.5*      Employment Agreement dated as of                            Quarterly Report on Form 10-Q for the
              September 17, 1999, between the Company                     quarter ended September 30, 1999, as
              and John P. Chandler                                        Exhibit 10.2


   10.6*      1993 Stock Option and Incentive Plan                        Registration Statement on Form S-8
                                                                          (Registration No. 33-69882)  filed
                                                                          September 29, 1993, as exhibit 4E

                                                                                         XX

    21        List of Subsidiaries of the Registrant                                     XX

    27        Financial Data Schedule                                                    XX

------------------------------

* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

                        INTRENET, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                   (In Thousands of Dollars Except Share Data)

            Assets                                                   1999        1998
            ------                                                   ----        ----

Current assets:
    Cash and cash equivalents                                       $   782     $   271
    Receivables:
        Trade, principally freight revenue less
            allowance for doubtful accounts of $1,816 in 1999
            and $1,537 in 1998                                       35,251      30,881
        Other                                                         2,827       2,352
    Prepaid expenses and other                                        6,293       5,402
                                                                    -------     -------
              Total current assets                                   45,153      38,906

Property and equipment, at cost, less accumulated
        depreciation of $22,490 in 1999 and $20,810 in 1998          24,080      28,833
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization
        of $6,001 in 1999 and $5,581 in 1998                          4,441       4,967
Deferred income taxes, net                                            2,886       2,886
Other assets (see note 4)                                               281       2,208
                Total assets                                        $76,841     $77,800
                                                                    =======     =======


          Liabilities and Shareholders' Equity

Current liabilities:
    Current debt and capital lease obligations                      $ 4,858     $ 5,789
    Accounts payable and cash overdrafts                              8,304       9,439
    Current accrued claim liabilities                                 8,159       7,878
    Other accrued expenses                                            7,612       7,418
                                                                    -------     -------
                Total current liabilities                            28,933      30,524
                                                                    -------     -------

Long-term debt and capital lease obligations                         25,208      20,105
Long-term accrued claim liabilities                                   2,800       2,800
                                                                    -------     -------
                Total liabilities                                    56,941      53,429
                                                                    -------     -------

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  13,844,066 and 13,662,066 shares
        issued and outstanding at December 31, respectively          17,224      16,856
    Retained earnings since January 1, 1991                           2,676       7,515
                                                                    -------     -------
                Total shareholders' equity                           19,900      24,371
                                                                    -------     -------
                Total liabilities and shareholders' equity          $76,841     $77,800
                                                                    =======     =======



     The accompanying notes are an integral part of these consolidated financial statements.

                        INTRENET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
          (In Thousands of Dollars, Except Shares and Per Share Data)



                                                           1999               1998            1997
                                                           ----               ----            ----


Operating revenues                                    $    284,800      $    262,722      $    247,888

Operating expenses:
  Purchased transportation
     and equipment rents                                   133,338           118,681           108,292
  Salaries, wages, and benefits                             71,478            63,940            59,943
  Fuel and other operating expenses                         52,240            47,936            48,550
  Operating taxes and licenses                               9,989            10,077            10,045
  Insurance and claims                                       8,275             8,089             7,987
  Depreciation                                               4,266             3,949             4,526
  Other operating expenses                                   4,462             3,657             3,316
                                                      ------------      ------------      ------------
                                                           284,048           256,329           242,659
                                                      ------------      ------------      ------------

    Operating Income                                           752             6,393             5,229


Interest expense                                            (2,525)           (2,554)           (2,908)
Settlement of pension claim                                 (2,500)               --                --
Other expense, net                                            (420)             (420)             (420)
                                                      ------------      ------------      ------------

      Earnings (loss) before income taxes                   (4,693)            3,419             1,901

Provision for income taxes                                    (146)             (523)             (580)
                                                      ------------      ------------      ------------

      Net income (loss)                               $     (4,839)     $      2,896      $      1,321
                                                      ============      ============      ============


      Basic and diluted earnings per share            $      (0.35)     $       0.21      $       0.10
                                                      ============      ============      ============


Weighted average shares outstanding during period       13,706,219        13,550,594        13,476,861
                                                      ============      ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                        INTRENET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                           (In Thousands of Dollars)




                                                              Retained      Shareholders'
                                       Common Stock           Earnings        Equity
                                 ---------------------       ----------     ------------
                                 Shares        Dollars
Balance, December 31, 1996     13,412,138     $   16,594     $    3,298      $   19,892

Exercise of stock options         136,000            257             --             257

Net income for 1997                    --             --          1,321           1,321
                               ----------     ----------     ----------      ----------
Balance, December 31, 1997     13,548,136         16,851          4,619          21,470

Exercise of stock options           2,500              5             --               5

Exercise of  Warrants             111,428             --             --              --

Net income for 1998                    --             --          2,896           2,896
                               ----------     ----------     ----------      ----------
Balance, December 31, 1998     13,662,066         16,856          7,515          24,371

Exercise of stock options         182,000            368             --             368

Net loss for 1999                      --             --         (4,839)         (4,839)
                               ----------     ----------     ----------      ----------
Balance, December 31, 1999     13,844,066     $   17,224     $    2,676      $   19,900
                               ==========     ==========     ==========      ==========







     The accompanying notes are an integral part of these consolidated financial statements.

                        INTRENET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                           (In Thousands of Dollars)


                                                              1999         1998       1997
                                                              ----         ----       ----
Cash flows from operating activities:

  Net income (loss)                                          $(4,839)     $ 2,896      $ 1,321
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Deferred income taxes                                     106          523          580
       Depreciation and amortization                           4,769        4,392        4,946
       Provision for doubtful accounts                           716          468          397
       Settlement of pension claim                             1,588           --           --
    Changes in assets and liabilities, net:
       Receivables                                            (5,561)      (3,227)      (5,537)
       Prepaid expenses and other                               (891)        (871)        (822)
       Accounts payable and accrued expenses                    (321)        (282)       1,155
                                                             -------      -------      -------
  Net cash provided by (used in) operating activities         (4,433)       3,899        2,040
                                                             -------      -------      -------
Cash flows from financing activities:
  Borrowings in line of credit, net                            7,598        2,134        2,459
  Principal payments on long-term debt                        (3,425)      (3,809)      (5,616)
  Proceeds from exercise of stock options                        368            5          193
                                                             -------      -------      -------

  Net cash provided by (used in) financing activities          4,541       (1,670)      (2,964)
                                                             -------      -------      -------

Cash flows from investing activities:
  Additions to property and equipment                         (1,559)      (2,883)      (1,179)
  Disposals of property and equipment                          1,962          327        2,291
                                                             -------      -------      -------

  Net cash provided by (used in) investing activities            403       (2,556)       1,112
                                                             -------      -------      -------

Net increase (decrease) in cash and cash equivalents             511         (327)         188

Cash and cash equivalents:
  Beginning of period                                            271          598          410
                                                             -------      -------      -------
  End of period                                              $   782      $   271      $   598
                                                             =======      =======      =======





     The accompanying notes are an integral part of these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Intrenet, Inc., and all of its subsidiaries (the Company). Truckload carrier subsidiaries at December 31, 1999, were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation (EMT), Advanced Distribution System, Inc.
(ADS), and Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's broker and logistics manager INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized regional truckload carrier, brokerage and logistics management services throughout North America.

         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses for the reporting period(s). Actual results could differ from these estimates.

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

         In 1991, the Emerging Issues Task Force (EITF) released Issue 91-9, "Revenue and Expense Recognition for Freight Services in Process". The EITF reached the conclusion that the preferable method for recognizing revenue and expense was either (1) recognition of both revenue and direct cost when the shipment is completed, or (2) allocation of revenue between reporting periods based on relative transit time in each reporting period and recognize expenses as incurred. The difference between the Company's method of revenue recognition, and the preferable methods described above, is not material to the results of operations or financial condition of the Company. The Company anticipates that it will change its revenue recognition policy to one of the preferable methods no later than the quarter ended June 30, 2000 as provided for by SEC Staff Accounting Bulletin No. 101, "Revenue Recognition".


         ACCOUNTS RECEIVABLE

         Accounts receivable consist principally of freight revenue less allowance for doubtful accounts. Provision expense for doubtful accounts was $716,000, $468,000, and $397,000, in 1999, 1998, and 1997, respectively.
Allowances for doubtful accounts were $1,816,000, $1,537,000, and $1,110,000, at December 31, 1999, 1998, and 1997, respectively.

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

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the carrying value of long-lived assets is assessed for recoverability by management when changes in circumstances indicate that the carrying amount may not be recoverable, based on an analysis of the undiscounted future expected cash flows from the use and ultimate disposition of the asset. In 1999, the Company recorded an impairment loss of $.5 million for the disposal of the former headquarters of RRT which is being held for sale and certain idle equipment and trailers at ADS. This impairment charge has been classified as part of depreciation expense. There were no significant impairment losses incurred in 1998 and 1997.


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

         ACCRUED CLAIM LIABILITIES

       The Company maintains insurance coverage for liability, cargo and workers' compensation risks, among others, which have deductible obligations ranging to $250,000 per occurrence. Provision is made in the Company's financial statements for these deductible obligations at the time the incidents occur, and for claims incurred but not reported, using actuarial assumptions and the Company's experience. During 1999, the Company engaged and received the results of a third party actuarial study to assist in the evaluation of the Companies deductible reserves in the insurance areas of auto liability and workers' compensation. Claim deductible obligations which remain unpaid at the balance sheet date are reflected in the financial statement caption "Accrued Claim Liabilities" in the accompanying consolidated financial statements. Current Accrued Claim Liabilities are claims estimated to be paid in the twelve month period subsequent to the balance sheet date, while Long-Term Accrued Claim Liabilities are claims estimated to be paid thereafter.

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

         EARNINGS (LOSS) PER SHARE

    Earnings (loss) per common and common equivalent share have been computed using basic and diluted weighted average common shares outstanding during the period in accodance with SFAS No. 128 "Earnings per Share".


         CREDIT RISK

    Financial investments that subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to customer receivables are limited due to the Company's diverse customer base, with no one customer, industry, or geographic region comprising a large percentage of customer receivables or revenues.


         FAIR VALUES OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information for certain financial instruments. The carrying amounts for trade receivables and payables are considered to be their fair value. The differences between the carrying amounts and the estimated fair values of the Company's other financial instruments as of December 31, 1999, and 1998, were not material.

         STATEMENTS OF CASH FLOWS

      Cash equivalents consist of highly liquid investments such as certificates of deposit or money market funds with original maturities of three months or less.

     Cash payments for interest were $2.5 million, $2.6 million, and $2.9 million 1999, 1998, and 1997, respectively. In 1999, the Company received a Federal alternative minimum income tax refund of $0.1 million. Cash payments for Federal alternative minimum income taxes were $0.2 million in 1998 and $0.1 million in 1997.

         ACCOUNTING FOR STOCK OPTIONS

        The Company currently accounts for its employee stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when issued options are granted at fair market value. During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which considers the stock options as compensation expense to the Company, based on their fair value at the date of grant. The Company has elected to follow APB No. 25 in accounting for its stock options and, provide the fair value disclosures required by SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended, is effective for the Company's 2001 year. The statement revises the accounting for derivative instruments and requires among other things, that derivative instruments be recorded within the financial statements. The Company does not currently utilize derivative instruments.


(2)  BANK CREDIT FACILITY

     On February 4, 2000, the Company signed a new bank credit facility which consists of a $32 million revolving line of credit, a $3.5 million term loan and a $2.5 million capital expenditure loan, all with a final maturity date of January 1, 2002. The applicable interest rate on borrowings under all facilities is based upon a financial performance matrix, which is currently 225 basis points over the daily LIBOR rate. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's eligible accounts receivable, as defined in the agreement. The line of credit also includes provisions for the issuance of $15 million in standby letters of credit, which as issued, reduce the amount available for borrowings. Borrowing capacity based upon the terms of the new facility would have been approximately $2 million at December 31, 1999. The term loan requires quarterly principal payments of approximately $290,000. The availability of the capital expenditure loan is limited based upon the achievement of certain financial covenants and there are presently no outstanding borrowings under the capital expenditure loan. The bank credit facility is secured by substantially all of the Company's accounts receivables, property and equipment.

      At December 31, 1999, the Company was not in compliance with a minimum net worth financial covenant contained in the prior bank credit facility. In light of the new bank credit facility signed on February 4, 2000, the lender waived this event of non-compliance through the period ending and including January 31, 2000. The Company was in compliance with all other financial covenants as of December 31, 1999.

     The bank credit facility signed on February 4, 2000 contains, among other provisions, financial covenants which require the Company to achieve a minimum level of net worth and specified ratios of fixed charges, current ratio and of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The minimum financial covenant targets increase periodically throughout 2000 and compliance is required to be measured and evaluated on a monthly basis.

       During the three months ended March 31, 2000, the Company has continued to experience the effects of rising diesel fuel prices and a shortage of qualified drivers available to operate equipment. While these factors have been partially offset by some pricing improvements, the Company will report a net loss for the first quarter of 2000. In consideration of these factors, effective April 11, 2000 the Company signed an amendment to the February 4, 2000, bank credit facility. Under the terms of the amendment, the financial covenants discussed above have been modified to more closely reflect the Company's current operating performance, the interest rate on the revolving line of credit has been increased from LIBOR plus 225 basis points to LIBOR plus 300 basis points, and the interest rate applied to issued standby letters of credit has been increased from 1% to 1-3/8%. The amendment also requires the Company to maintain an available borrowing capacity under the revolving credit agreement of at least $2 million. Based upon management's current estimates of future operations and cash flows, the Company believes that it will be able to maintain compliance with the modified financial covenants contained in the amendment. However, there can be no assurance that management's estimates of future operations and cash flows will be achieved.

(3)  LEASES AND OTHER LONG-TERM OBLIGATIONS

   The Company finances a majority of its revenue equipment under various capital and non-cancelable operating leases, and with collateralized equipment borrowings.

         Long-term debt at December 31, 1999 and 1998 was:

                                                           1999           1998
                                                           ----           ----
Bank term loan, interest at 175 basis
   points over daily LIBOR, or 7.572%                   $  1,800       $  1,563
    (a combination of prime plus 0.5%
     and 250 basis points over LIBOR at
     December 31, 1998)

Bank revolving line of credit, interest
   at 175 basis points over daily LIBOR
   or 7.572% (225 basis points over                       16,684          9,323
    LIBOR at December 31, 1998)

Real estate mortgage obligation, variable
   interest rate at 2.45% over commercial
   paper, currently 7.95%, option to fix
   interest rate at 2.50% over ten year
   Treasury
   rate, maturing in 2007                                  1,728          1,903

Obligations collateralized by
   equipment, maturing through 2000,
    interest rates ranging  from 7.5 to 10.2%                344            401

Capital lease obligations
   collateralized by equipment,
   maturing through 2003,
   interest rates ranging
   from 6.8% to 11.5%                                      9,510         12,704
                                                        --------       --------

   Total                                                  30,066         25,894
   Less current maturities                                (4,858)        (5,789)
                                                        --------       --------

   Long-term debt                                       $ 25,208       $ 20,105
                                                        ========       ========


     Under the terms of the February 4, 2000 credit facility, maturities of long-term debt, excluding capital lease obligations, in the coming five years are $1,490; $1,010; $16,884; $216 and $230 in 2000, 2001, 2002, 2003, and 2004,
respectively.

    Future minimum lease payments under capital and non-cancelable operating lease agreements at December 31, 1999, were as follows:

                                                         Capital      Operating
                                                          Leases       Leases
                                                          ------       ------
   2000                                                  $3,832        $16,298
   2001                                                   4,398         12,451
   2002                                                   1,157          8,087
   2003                                                   2,687          2,891
   2004                                                   1,446            152

Future minimum lease payments                            13,520        $39,879
                                                                       =======
   Amounts representing interest                         (2,041)
                                                       --------

   Principal amount                                     $11,479
                                                        =======

    Total rental expense under non-cancelable operating leases was $20,262, $17,480, and $15,811, in 1999, 1998, and 1997, respectively.

       Purchased transportation and equipment rent expense includes payments to owner-operators of equipment under various short-term lease arrangements.

(4) LITIGATION AND CONTINGENCIES

     On June 13, 1997, the Company received notice from the Central States Southeast and Southwest Areas Pension Fund (the "Fund") of a claim pursuant to the Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980 ("MPPAA"). MPPAA provides that, if an employer withdraws from participation in a multi-employer pension plan, such as the Fund, the employer and members of the employer's "controlled group" of businesses are jointly and severally liable for a portion of the plan's under funding. The claim was based on the withdrawal of R-W Service System, Inc. ("RW") from the Fund in 1992. RW was an indirect subsidiary of the Company's predecessor, Circle Express, Inc., from March 1985 through April 1988, when it and certain other subsidiaries were sold. The Fund claimed that RW's withdrawal liability was approximately $3.7 million plus accrued interest in the amount of approximately $1.7 million. The Company filed a formal request for review of the claim and began making interim payments to the Fund as provided by the MPPAA. As of August, 1999, the Company had made payments to the Fund that total approximately $2.2 million. At that time, the Company offered to pay the Fund $2.2 million in settlement of the claim and established a special charge of $2.2 million with respect to this claim in the second quarter of 1999. In September 1999, the Company finalized negotiations and settled the claim with the Fund for a total of $2.5 million. Accordingly, the Company recorded an additional $0.3 million special charge for the third quarter of 1999. Under the terms of the settlement, the Company continued to make monthly payments of $88,500 through November 1999, with a final payment in December 1999, of approximately $30,000.

       The Company's subsidiary, RDS, was a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas and on July 29, 1999, the 8th Circuit Court of Appeals in El Paso issued a favorable ruling for RDS, reversing the default judgment and remanding the case for trial. The Company has not recorded any charges related to this matter at December 31, 1999. Management believes that this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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

(5) INCOME TAXES

     The provision for income taxes for the years ended December 31, 1999, 1998, and 1997 was as follows:

                               1999          1998      1997
                             ------------------------------

Current                      $    146     $    -     $   -

Deferred                          -           523       580
                             --------     -------    ------

Total Provision              $    146     $   523    $  580
                             ========     =======    ======

    Income tax expense attributable to income from operations differs from the amounts computed by applying the U. S. Federal statutory tax rate of 34% to pre-tax income from operations as a result of the following:

                                                1999          1998          1997
                                                ----          ----          ----
Taxes at statutory rate                       $(1,596)     $ 1,163      $   646

Increase (decrease) resulting from:
Non-deductible amortization                       143          143          143

Provision for (release of)
valuation allowance for
net deferred tax assets                         1,300         (656)        (345)

State Taxes                                       146           --           --

Other, net                                        153         (127)         136
                                              -------      -------      -------

Provision for Income Taxes                    $   146      $   523      $   580
                                              =======      =======      =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                           1999          1998
                                                           ----          ----
Deferred Tax Assets
  Insurance claim liabilities                            $ 4,077        $ 4,120
  Reserve for doubtful accounts                              549            426
  Other                                                      759            535
                                                         -------        -------
                                                           5,385          5,081
                                                         -------        -------
Deferred Tax Liabilities
  Property differences, primarily
    depreciation                                          (2,512)        (2,210)
 Other                                                      (130)          (129)
                                                         -------        -------
                                                          (2,642)        (2,339)
                                                         -------        -------

Net Temporary Differences                                  2,743          2,742
                                                         -------        -------

Carryforwards -
  Pre-reorganization, limited, net
  operating loss and other tax
  carryforwards
  (Expiring 2004-2006)                                     3,319          3,327

Post-reorganization net operating
  loss and other tax carryforwards
  (Expiring 2006-2011)                                     1,814            507
                                                         -------        -------

  Total Carryforwards                                      5,133          3,834
                                                         -------        -------

Net Deferred Tax Assets                                    7,876          6,576

  Valuation Allowance                                     (4,990)        (3,690)
                                                         -------        -------

Recorded Net Deferred Tax Assets                         $ 2,886        $ 2,886
                                                         =======        =======



Net changes to the valuation allowance in 1999 and 1998, were as follows:

Valuation allowance, beginning of year                   $(3,690)       $(5,125)

Release of allowance held against
  pre-reorganization deferred tax assets
  against
 Reorganization value in excess amounts
  allocated to  identifiable assets                           --            779

Release of allowance held against
  post-reorganization deferred tax assets
  against provision for income taxes                          --            656

Provision of valuation allowance
  for net deferred tax assets                             (1,300)            --
                                                         -------        -------

Valuation allowance, end of year                         $(4,990)       $(3,690)
                                                         =======        =======



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

       The Company accounts for stock options using APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense is recognized for options issued at or above market price on the date of grant. Had compensation cost been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) would have been ($5,159,281), $2,694,243, and $888,310, for 1999, 1998, and 1997, respectively
(earnings per share would have been ($0.38), $0.20, and $0.07, respectively).

         The activity and weighted average prices for options granted in 1999, 1998, and 1997 were as follows:

                                   # of     Weighted Avg.
                                    Shares  Exercise Price
                                    ------  --------------

Balance at December 31, 1996       886,500    $2.29

    Granted                        258,000    $2.10
    Exercised                    (136,000)    $1.42
    Canceled                     (177,166)    $3.01
                                 --------
Balance at December 31, 1997       831,334    $2.22

    Granted                         25,000    $2.38
    Exercised                      (2,500)    $2.06
    Canceled                      (59,501)    $2.39
                                 --------
Balance at December 31, 1998       794,333    $2.22

    GRANTED                        200,000    $2.83
    EXERCISED                    (182,000)    $2.02
    CANCELED                      (85,666)    $2.25
                                  --------
BALANCE AT DECEMBER 31, 1999       726,667    $2.44
                                   =======

Weighted Avg. Remaining
  Contractual Life                 5.0 yrs
                                   =======

Exercisable at December 31,
  1999                             726,667     $2.44
                                   =======


 Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1999, 1998, and 1997 were $1.66, $1.77, and $1.60 per share, respectively. Principal weighted-average assumptions used in applying the Black-Scholes model were as follows:

                                          1999      1998       1997
                                          ----      ----       ----
Risk-free interest rate                   5.8%       4.7%       6.5%
Expected volatility                       62.1%     62.2%      64.9%
Expected terms                            5YRS     10 yrs     10 yrs

        All employees with at least one year's experience with the Company may participate in the Company's 401(k) plan. Company matching expense for the plan was $190,000, $179,000, and $181,000 in 1999, 1998, and 1997, respectively.

(7) PROPERTY AND EQUIPMENT

    Property and equipment, substantially all of which is pledged as security under the bank credit facility (see Note 2), other indebtedness or capital leases, at December 31, 1999 and 1998, is as follows (in thousands of dollars):

                                        1999          1998
                                        ----           ----
Land                                  $  1,532   $   1,532
Buildings and leasehold improvements     7,318       7,358
Revenue equipment                        8,584       9,188
Revenue equipment under
   capital leases                       21,941      23,850
Other property                           7,195       7,715
                                      --------   ---------
                                        46,570      49,643
Less accumulated depreciation         (22,490)    (20,810)
                                      --------   ---------
                                     $  24,080    $ 28,833
                                     =========   =========

(8) PREPAID AND ACCRUED EXPENSES

     An analysis of prepaid and accrued expenses at December 31, 1999 and 1998, is as follows (in thousands of dollars):

                                          1999       1998
                                          ----       ----
PREPAID EXPENSES:
Insurance                              $    992     $  473
Shop and truck supplies                   2,731      2,287
License plates and permits                1,238        680
Other                                     1,332      1,962
                                        -------     ------
                                        $ 6,293     $5,402
                                        =======     ======

ACCRUED EXPENSES:
Salaries and wages                      $ 3,947    $ 2,979
Fuel and mileage taxes                    1,117        759
Equipment leases                            467        715
State Taxes                                 315        255
Use & fuel tax                              910      1,034
Other                                       856      1,676
                                        -------    -------
                                        $ 7,612    $ 7,418
                                        =======    =======


(9) TRANSACTIONS WITH AFFILIATED PARTIES

   In 1999, 1998, and 1997, the Company leased approximately 224, 206, and 144 tractors, respectively, from unaffiliated leasing companies which had purchased the trucks from a dealership affiliated with the Company's Chief Executive Officer who is also a director of the Company. The lessors paid a selling commission to the dealership. The terms of the leases were the result of negotiations between the Company and the lessors. The Company believes the involvement of the selling dealership did not result in lease terms that are more or less favorable to the Company than would otherwise be available to it. The Company intends to lease approximately 270 tractors in 2000 under a similar arrangement as described above. The Company also purchases maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services were $735,000, $502,000 and $466,000 in 1999, 1998 and 1997, respectively.

(10) SUBSEQUENT EVENTS

     On January 14, 2000, a group consisting of management of the Company and members of the Board of Directors, infused $2.3 million capital in the form of subordinate loans. The infusion of at least $2.0 million of cash was a condition precedent to the new bank agreement. On March 13, 2000, the Company repaid the loans in full with the proceeds of a private offering of 1,150,000 shares of the Company's common stock. The same persons who made the subordinated loans to the Company purchased the stock at $2.00 per share.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders and Board of Directors of Intrenet, Inc.:

     We have audited the accompanying consolidated balance sheets of INTRENET, INC. (an Indiana corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrenet, Inc. and subsidiaries as of December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                        ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
April 13, 2000