Form 10-Q
period 2000-03-31
INTRENET INC
filed 2000-05-15
CIK 778161

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                       (AS FILED VIA EDGAR ON MAY 15, 2000


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934


         For the quarterly period ended  MARCH 31, 2000
                                         --------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
----

         For the transition period from to ______________ to _____________


                         Commission file number 0-14060



                                 INTRENET, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


                  INDIANA                                    35-1597565
      -------------------------------           --------------------------------
      (State or other jurisdiction of           (IRS Employer Identification No)
      incorporation or organization)

400 TECHNECENTER DRIVE, SUITE 200, MILFORD, OHIO                45150
------------------------------------------------  ------------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code  (513) 576-6666
                                                    --------------


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

         Yes   X        No
             -----        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, without par value, 15,037,066 shares issued and outstanding at May 1, 2000.

                                 INTRENET, INC.
                                    FORM 10-Q
                                 MARCH 31, 2000


                                      INDEX

                                                                           PAGE

Part I - Financial Information:

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets
                    March 31, 2000 and December 31, 1999 ................    3

                  Condensed Consolidated Statements of
                    Operations Three Months Ended
                    March 31, 2000 and 1999 .............................    4

                  Condensed Consolidated Statement of
                    Shareholders' Equity Three Months
                    Ended March 31, 2000 ................................    5

                  Condensed Consolidated Statements of
                    Cash Flows Three Months Ended
                    March 31, 2000 and 1999 .............................    6

                  Notes to Condensed Consolidated
                    Financial Statements ................................    7


         Item 2. Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations ................................    9


Part II - Other Information:

         Item 1.  Legal Proceedings .....................................   13

         Item 2.  Changes in Securities .................................   13

         Item 3.  Defaults Upon Senior Securities .......................   13

         Item 4.  Submission of Matters to a Vote
                    of Security Holders .................................   13

         Item 5.  Other Information .....................................   13

         Item 6.  Exhibits and Reports on Form 8-K ......................   13

                         INTRENET, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                            (In Thousands of Dollars)


        ASSETS                                                      2000           1999
                                                                    ----           ----
                                                                 (UNAUDITED)
Current assets:
    Cash and cash equivalents                                     $   837         $   782
    Receivables, principally freight revenue less
        allowance for doubtful accounts of $1,711 in 2000
        and $1,816 in 1999                                         39,154          38,078
    Prepaid expenses and other                                      7,919           6,293
                                                                  -------         -------
    Total current assets                                           47,910          45,153

Property and equipment, at cost, less accumulated
        depreciation                                               21,882          24,080
Reorganization value in excess of amounts allocated
        to identifiable assets, net of accumulated amortization     4,336           4,441
Deferred income taxes, net                                          2,886           2,886
Other assets                                                          404             281
                                                                  -------         -------
      Total assets                                                $77,418         $76,841
                                                                  =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current debt and capital lease obligations                    $ 3,927         $ 4,858
    Accounts payable and cash overdrafts                           10,776           8,304
    Current accrued claim liabilities                               7,224           8,159
    Other accrued expenses                                          6,177           7,612
                                                                  -------         -------
      Total current liabilities                                    28,104          28,933
                                                                  -------         -------

Long-term debt and capital lease obligations                       25,416          25,208
Long-term accrued claim liabilities                                 2,800           2,800
                                                                  -------         -------
      Total liabilities                                            56,320          56,941
                                                                  -------         -------

Shareholders' equity:
    Common stock, without par value; 20,000,000
        shares authorized;  15,037,066 and 13,844,066 shares
        issued and outstanding, respectively                       19,633          17,224
    Retained earnings since January 1, 1991                         1,465           2,676
                                                                  -------         -------
      Total shareholders' equity                                   21,098          19,900
                                                                  -------         -------
      Total liabilities and shareholders' equity                  $77,418         $76,841
                                                                  =======         =======



The accompanying notes are an integral part of these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
           (In Thousands of Dollars, Except Shares and Per Share Data)


                                                   2000            1999
                                                   ----            ----
Operating revenues                          $     71,305    $     66,316

Operating expenses:
  Purchased transportation
     and equipment rents                          33,011          30,333
  Salaries, wages, and benefits                   17,642          16,890
  Fuel and other operating expenses               14,437          11,730
  Operating taxes and licenses                     2,495           2,524
  Insurance and claims                             1,671           1,756
  Depreciation                                       927             982
  Other operating expenses                         1,586           1,004
                                            ------------    ------------
                                                  71,769          65,219
                                            ------------    ------------

    Operating income (loss)                         (464)          1,097


Interest expense                                    (627)           (619)
Other expense, net                                  (105)           (105)
                                            ------------    ------------


     Income (loss) before income taxes            (1,196)            373


Provision for income taxes                           (15)           (140)
                                            ------------    ------------

      Net income (loss)                     $     (1,211)   $        233
                                            ============    ============


      Basic and diluted earnings
        (loss) per share                    $      (0.09)   $       0.02
                                            ============    ============


Weighted average shares
  outstanding during period                   14,111,176      13,669,244
                                            ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)
                            (IN THOUSANDS OF DOLLARS)


                                                                                 Retained            Shareholders'
                                        Common Stock                              Earnings                Equity
                                 ----------------------------------       --------------------     -------------------
                                    Shares             Dollars
                                 -------------     ----------------
Balance, December 31, 1999         13,844,066      $        17,224        $             2,676       $          19,900

Exercise of stock options              43,000                  109                          -                     109

Private issuance of stock           1,150,000                2,300                          -                   2,300

Net loss for 2000                           -                    -                     (1,211)                 (1,211)
                                 -------------     ----------------       --------------------     -------------------

Balance, March 31,  2000           15,037,066      $        19,633        $             1,465      $           21,098
                                 =============     ================       ====================     ===================




The accompanying notes are an integral part of these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                         2000        1999
                                                         ----        ----
Cash flows from operating activities:
  Net income (loss)                                   $(1,211)   $   233
  Adjustments to reconcile net earnings
      to net cash provided by operating activities:
       Deferred income taxes                                0         61
       Depreciation and amortization                    1,016      1,094
       Provision for doubtful accounts                    147        106
    Changes in assets and liabilities, net:
       Receivables                                     (1,224)    (3,242)
       Prepaid expenses                                (1,625)    (1,701)
       Accounts payable and accrued expenses              (20)      (162)
                                                      -------    -------

  Net cash used in operating activities                (2,917)    (3,611)
                                                      -------    -------

Cash flows from financing activities:

  Net borrowings on line of credit, net                    24      4,251
  Principal payments on long-term debt                   (747)      (879)
  Proceeds from private sale of Common Stock            2,300          0
  Proceeds from exercise of stock options                 109         25
                                                      -------    -------

 Net cash provided by financing activities              1,686      3,397
                                                      -------    -------

Cash flows from investing activities:

  Additions to property and equipment                    (143)      (948)
  Disposals of property and equipment                   1,429      1,376
                                                      -------    -------

  Net cash provided by investing activities             1,286        428
                                                      -------    -------

Net increase in cash
   and cash equivalents                                    55        214

Cash and cash equivalents:
  Beginning of period                                     782        271
                                                      -------    -------
  End of period                                       $   837    $   485
                                                      =======    =======



The accompanying notes are an integral part of these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

(1) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the "Company"). Truckload carrier subsidiaries at March 31, 2000, were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation
(EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's broker and logistics manager, INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier, brokerage and logistics management services throughout the United States.

         The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying Consolidated Financial Statements and Notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-K.

         The results for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year.


(2) INCOME TAXES

         Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year.


(3)  BANK CREDIT AGREEMENT

         On February 4, 2000, the Company signed a new bank credit agreement, which consists of a $32 million revolving line of credit, a $3.5 million term loan and a $2.5 million capital expenditure loan, all with a final maturity date of January 1, 2002. The applicable interest rate on borrowings under all facilities is based upon a financial performance matrix, which has a maximum level of 225 basis points over the daily LIBOR rate. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's accounts receivable, as defined in the agreement. The line of credit also includes provisions for the issuance of $15 million in standby letters of credit, which as issued, reduce the amount available for borrowings. The term loan requires quarterly principal payments of approximately $290,000. The availability of the capital expenditure loan is limited based upon the achievement of certain financial covenants and there are presently no outstanding borrowings under such loan. The bank credit facility is secured by substantially all of the Company's accounts receivable, property and equipment, and contains, among other provisions, financial covenants which require the Company to achieve a minimum level of net worth and specified ratios of fixed charges, current ratio and of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The minimum financial covenant targets increase periodically throughout 2000 and compliance is required to be measured on a monthly basis.

         On April 13, 2000 the Company signed an amendment to the February 4, 2000, bank credit agreement. Under the terms of the amendment, the financial covenants discussed above have been modified to more closely reflect the Company's current operating performance, the interest rate on the revolving line of credit has been increased from LIBOR plus 225 basis points to LIBOR plus 300 basis points, and the interest rate applied to issued standby letters of credit has been increased from 1% to 1-3/8%. The amendment also requires the Company to maintain an available borrowing capacity under the revolving credit agreement of at least $2 million.

(4)  EQUITY INFUSION

         On January 14, 2000, a group consitsting of an officer of the Company and directors of the Company made $2.3 million in subordinated loans to the Company. The infustion of at least $2.0 million of cash was a condition precedent to the February 4, 2000 bank agreement. On March 13, 2000, the Company repaid the loans in full with the proceeds of a private offering of 1,150,000 shares of the Company's common stock. The same persons who made the subordinated loans to the Company purchased the stock at $2.00 per share.


(5)  CONTINGENT LIABILITIES

         The Company's subsidiary, RDS, is a defendant in an action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas, and on July 29, 1999, the 8th Circuit Court of Appeals in El Paso issued a favorable ruling for RDS, reversing the default judgment and remanding the case for trial. Management believes that this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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


(6)  TRANSACTIONS WITH AFFILIATED PARTIES

         The Company leases tractors from unaffiliated leasing companies which purchase the trucks from a dealership affiliated with a member of the Company's Board of Directors and a current officer of the Company. The lessors pay a selling commission to the dealership. The terms of the leases are the result of negotiations between the Company and the lessor. The Company believes the involvement of the selling dealership has not resulted in lease terms that are more or less favorable to the Company than would otherwise be available to it. During the last three years, the Company has leased an average of 191 tractors a year that were purchased from the dealership, although none were leased during the first quarter of 2000. The Company also purchases maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services have averaged approximately $570,000 per year for the last three years.

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

         The Company reported a net loss of $1,211,000 on revenues of $71.3 million in the three month period ended March 31, 2000. This compares with net earnings of $233,000 on revenues of $66.3 million in the comparable period of 1999. The Company's revenue grew by 7.5 percent compared to the first quarter of 1999 and all of its four carrier subsidiaries (ADS, EMT, RRT and RDS) reported revenue improvements. Despite the increases in revenue, the Company's operating margin deteriorated, principally as a result of higher fuel costs. The average cost of diesel fuel in the first quarter of 2000 was 47% higher than in the first quarter of 1999. While the cost of fuel increased rapidly during the first quarter of 2000, pricing to customers was not readily adjustable due to contractual restrictions, the competitive environment, and the logistics of achieving price increases throughout a large customer base. However, management has increased prices and continues to pursue price increases to the extent feasible. In addition, the Company has instituted cost reduction programs in the areas of fuel purchasing, insurance costs, and general and administrative overhead. Accordingly, management expects improved operating results during the remainder of the year.

         A discussion of the impact of the above and other factors on the results of operations in the three months ended March 31, 2000, as compared to the comparable period of 1999 follows.


2000 COMPARED TO 1999

                                      Three Months Ended March 31
                                    --------------------------------
KEY OPERATING STATISTICS                  2000              1999           % Change
------------------------             -------------     -------------      -----------
Operating Revenues ($ millions)        $     71.3        $     66.3             7.5%
Net Earnings (loss) ($ 000's)            ($1, 211)       $      233             N/A
Average Number of Tractors                  2,369             2,308             2.6%
Total Loads (000's)                          90.0              92.8            (3.0%)
Revenue Miles (millions)                     43.2              41.1             5.1%
Average Revenue per
   Revenue Mile*                        $    1.45         $    1.38             5.1%

                          * Excluding brokerage revenue

OPERATING REVENUES

         Operating revenues for the three months ended March 31, 2000, totaled $71.3 million as compared to $66.3 million for the same period in 1999. Company-owned tractor revenues increased 4.6%, or $1.5 million, and the freight revenue brokered to others decreased by 9.0%, or $.9 million. Revenues generated by owner operators increased over $4.4 million, or 18.7% over the same period in 1999. The overall increase in revenue of $5.0 million in the first quarter of 2000 compared to the first quarter of 1999 is comprised of price increases and fuel surcharges amounting to $2.1 million and additional volume amounting to $2.9 million. The average number of tractors increased 2.6% in the first quarter 2000, over 1999. The average Company operating fleet decreased by 40 tractors while the owner operator average fleet increased by 101 tractors. Approximately 49% of the Company's revenue for the three months ending March 31, 2000, was generated from company-owned equipment, while 38% was generated by owner-operator equipment and 13% by freight revenue brokered to others. In 1999, the company-owned equipment provided approximately 51% of total revenue while the owner-operator equipment registered 35% with the balance attributable to freight revenue brokered to others.


OPERATING EXPENSES

         The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months ended March 31.


                                                          Three Months Ended March 31
                                                    ----------------------------------------
                                                           2000                1999
                                                           -----               ----

Operating revenues                                         100 %               100 %

Operating expenses:

   Purchased transportation
       and equipment rents                                 46.3                45.7
   Salaries, wages and benefits                            24.7                25.4
   Fuel and other operating expenses                       20.2                17.7
   Operating taxes and licenses                             3.6                 3.8
   Insurance and claims                                     2.4                 2.7
   Depreciation                                             1.3                 1.5
   Other operating expenses                                 2.2                 1.5
                                                          -----                ----
         Total operating expenses                         100.7%               98.3%
                                                          ======               ====




         Purchased transportation and equipment rents increased as a percentage of revenue due to the Company's increasing use of operating leases for replacement equipment as well as increased use of owner-operated equipment as previously described. The Company uses operating leases almost exclusively as a means of financing its company fleet. If the same equipment were purchased, the Company estimates that operating costs would be lower by 1.4% of revenue and interest expense would increase by a corresponding amount. Salaries, wages and benefits decreased as a percentage of revenue due to price increases, and fuel surcharges (arising from increases in the cost of fuel) exceeding the percent by which wages were increased; additionally, a higher percentage of revenue was derived from owner-operator activity. The cost of fuel increased by 2.5% of revenue. The average price per gallon of diesel fuel for the first quarter of 2000 was approximately 44 cents higher than the same period in 1999, but company- owned tractors used over 136,000 less gallons in 2000 as a result of better fuel economy and traveling 57,000 fewer miles.

INTEREST EXPENSE

         Non bank Interest expense decreased in 2000, primarily as a result of the increase in the debt facility offset by the approaching maturity of capital lease obligations and the replacement equipment financed with operating leases. Interest expense on bank borrowings was approximately $110,000 higher in 2000 due to a higher average borrowings.


PROVISION FOR INCOME TAXES

         Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash increased $55,000 in the first three months of 2000. As reflected in the accompanying Condensed Consolidated Statement of Cash Flows, $2.9 million of cash was used in operating activities as compared to $3.6 million used in the first quarter of 1999. Historically, the Company's cash needs are greatest in the first quarter when plates and permits are purchased for the Company's fleet. Borrowing under the Company's bank credit facility did not change significantly from December 31, 1999.

         On January 14, 2000, a group consisting of an officer of the Company and directors of the Company made $2.3 million in subordinated loans to the Company. The infusion of at least $2.0 million of cash was a condition precedent to the February 4, 2000 bank agreement. On March 13, 2000, the Company repaid the loans in full with the proceeds of a private offering of 1,150,000 shares of the Company's common stock. The same persons who made the subordinated loans to the Company purchased the stock at $2.00 per share.

         On February 4, 2000, the Company signed a new bank credit agreement, which consists of a $32 million revolving line of credit, a $3.5 million term loan and a $2.5 million capital expenditure loan, all with a final maturity date of January 1, 2002. The applicable interest rate on borrowings under all facilities is based upon a financial performance matrix, which has a maximum level of 225 basis points over the daily LIBOR rate. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's accounts receivable, as defined in the agreement. The line of credit also includes provisions for the issuance of $15 million in standby letters of credit, which as issued, reduce the amount available for borrowings. The term loan requires quarterly principal payments of approximately $290,000. The availability of the capital expenditure loan is limited based upon the achievement of certain financial covenants and there are presently no outstanding borrowings under such loan. The bank credit facility is secured by substantially all of the Company's accounts receivable, property and equipment.

         The bank credit agreement signed on February 4, 2000 contained, among other provisions, financial covenants which require the Company to achieve a minimum level of net worth and specified ratios of fixed charges, current ratio and of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The minimum financial covenant targets increase periodically throughout 2000 and compliance is required to be measured on a monthly basis.

         During the three months ended March 31, 2000, the Company continued to experience the effects of rising diesel fuel prices and a shortage of qualified drivers available to operate equipment. In consideration of these factors, effective April 13, 2000 the Company signed an amendment to the February 4, 2000, bank credit agreement. Under the terms of the amendment, the financial covenants discussed above have been modified to more closely reflect the Company's current operating performance, the interest rate on the revolving line of credit has been increased from LIBOR plus 225 basis points to LIBOR plus 300 basis points, and the interest rate applied to issued standby letters of credit has been increased from 1% to 1-3/8%. The amendment also requires the Company to maintain an available borrowing capacity under the revolving credit agreement of at least $2 million. Based upon management's current estimates of future operations and cash flows, the Company believes that it will be able to maintain compliance with the modified financial covenants contained in the amendment. However, there can be no assurance that management's estimates of future operations and cash flows will be achieved.

         As previously discussed, the cost of fuel increased significantly during the three months ended March 31, 2000, with the increase approximating $.24 per gallon. The cost of oil hit a peak on March 8, 2000 at $34.37 per barrel (New York price), and recently has stabilized at approximately $27 per barrel. Based upon production estimates made by the Organization of Petroleum Exporting Countries (OPEC), which indicate increased available supply during the remainder of 2000, the Company believes that the cost of diesel fuel will remain stable or decrease during the remainder of the year 2000. However, there are no assurances that worldwide supply will remain at current levels or that other factors will not impact the cost of fuel.

         The Company believes that cash generated from operating, financing and investing activities and cash available to it under the bank credit facility will be sufficient to meet the Company's needs during 2000. Available borrowing capacity at March 31, 2000 approximated $4.2 million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


         There have been no material developments in the pending legal proceedings described in the Company's 1999 Annual Report as Form 10-k. The Company and its subsidiaries are subject to routine litigation incidental to business, primarily claims for personal injury and property damage incurred in the transporting of freight. The Company maintains insurance which covers liability resulting from transportation related claims in amounts management believes are prudent and consistent with accepted industry practices, subject to deductibles for the first $100,000 to $250,000 of exposure for each incident.


ITEM 2.  CHANGES IN SECURITIES

         On March 13, 2000 a group of investors including an officer of the Company, members of the Board of Directors and persons affiliated with directors of the Company purchased 1,150,000 shares of the Company's common stock at $2.00 per share. The transaction was not registered under the Securities Act of 1933, as amended, in reliance of the exceptions contained in Section 4(2) relating to private offerings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None

ITEM 5.  OTHER INFORMATION

                           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           10.1 First Amendment to Fifth Amended and Restated Loan Agreement
                           10.2 Employment Agreement dated 5/5/00 between the Company and Thomas Bell
                           Exhibit  27   -  Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                INTRENET, INC.
                                                --------------
                                                (Registrant)




MAY 14, 2000                                     /s/  Eric C. Jackson
------------                                    --------------------------
                                                Eric C. Jackson,
                                                President and Chief
                                                Executive Officer



                                                /s/  Thomas J. Bell
                                                -----------------------------
                                                Thomas J. Bell,
                                                Executive Vice-President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)