Form 10-Q
period 2000-06-30
INTRENET INC
filed 2000-08-21
CIK 778161

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                    (As filed via EDGAR on August 21, 2000)


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

    For the quarterly period ended JUNE 30, 2000
                                   -------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

    For the transition period from            to
                                   ----------    ----------

                         Commission file number 0-14060
                                                -------

                                 INTRENET, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

         INDIANA                                            35-1597565
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

             400 TECHNECENTER DRIVE, SUITE 200, MILFORD, OHIO            45150
--------------------------------------------------------------------------------
               (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (513) 576-6666
                                                   ------------------

                                 Not Applicable
              ---------------------------------------------------
              Former name, former address and formal fiscal year,
                          if changed since last report

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

         Common Stock, without par value, 15,037,066 shares issued and outstanding at August 2, 2000.

                                 INTRENET, INC.
                                 --------------
                                   FORM 10-Q
                                   ---------
                                 JUNE 30, 2000
                                 -------------


                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----

Part 1 - Financial Information

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999 .........................3

                  Condensed Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 2000 and 1999 ....4

                  Condensed Consolidated Statement of Shareholders' Equity
                  Six Months Ended June 30, 2000 ..............................5

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999 .....................6

                  Notes to Condensed Consolidated Financial Statements ........7


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .14


Part II - Other Information:

         Item 1.  Legal Proceedings ..........................................15

         Item 2.  Changes in Securities ......................................15

         Item 3.  Defaults Upon Senior Securities ............................15

         Item 4.  Submission of Matters to a Vote of Security Holders ........15

         Item 5.  Other Information ..........................................15

         Item 6.  Exhibits and Reports on Form 8-K ...........................15

                         INTRENET, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                            (In Thousands of Dollars)


                                                                       2000
                        Assets                                       UNAUDITED   1999
                        ------                                       ---------   ----
Current assets:
  Cash and cash equivalents                                          $   806   $   782
  Receivables, principally freight revenue less
    allowance for doubtful accounts of $1,883 in 2000
    and $1,816 in 1999                                                40,000    38,078
  Prepaid expenses and other                                           7,671     6,293
                                                                     -------   -------
                        Total current assets                          48,477    45,153

Property and equipment, at cost, less accumulated
    depreciation                                                      20,104    24,080
Reorganization value in excess of amounts allocated
    to identifiable assets, net of accumulated amortization            4,211     4,441
Deferred income taxes, net                                             2,886     2,886
Other assets                                                             215       281
                                                                     -------   -------
                        Total assets                                 $75,893   $76,841
                                                                     =======   =======

                        Liabilities and Shareholders' Equity
                        ------------------------------------

Current liabilities:
  Current debt and capital lease obligations (See Note 4)            $29,036   $ 4,858
  Accounts payable and cash overdrafts                                10,288     8,304
  Current accrued claim liabilities                                    6,828     8,159
  Other accrued expenses                                               5,952     7,612
                                                                     -------   -------
                        Total current liabilities                     52,104    28,933

Long-term debt and capital lease obligations                             868    25,208
Long-term accrued claim liabilities                                    2,800     2,800
                                                                     -------   -------
                        Total liabilities                             55,772    56,941

Shareholders' equity:
  Common stock, without par value; 20,000,000
    shares authorized;  15,037 and 13,844 shares
    issued and outstanding, respectively                              19,639    17,224
  Retained earnings since January 1, 1991                                482     2,676
                                                                     -------   -------
                        Total shareholders' equity                    20,121    19,900
                                                                     -------   -------
                        Total liabilities and shareholders' equity   $75,893   $76,841
                                                                     =======   =======


        The accompanying notes are an integral part of these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                (In Thousands of Dollars, Except Per Share Data)


                                                             Three Months                  Six Months
                                                            Ended June 30,               Ended June 30
                                                    --------------------------    --------------------------
                                                         2000           1999          2000           1999
                                                         ----           ----          ----           ----
Operating revenues                                  $    71,930    $    72,171    $   143,234    $   138,486

Operating expenses:
  Purchased transportation
    and equipment rents                                  33,656         33,763         66,667         64,096
  Salaries, wages, and benefits                          17,255         18,215         34,897         35,105
  Fuel and other operating expenses                      14,400         12,982         28,836         24,712
  Operating taxes and licenses                            2,498          2,595          4,992          5,119
  Insurance and claims                                    1,693          2,252          3,364          4,008
  Depreciation                                              945            986          1,872          1,968
  Other operating expenses                                1,632          1,174          3,219          2,178
                                                    -----------    -----------    -----------    -----------
                                                    $    72,079    $    71,967    $   143,847    $   137,186
                                                    -----------    -----------    -----------    -----------

Operating income (loss)                                    (149)           204           (613)         1,300

Interest expense                                           (734)          (622)        (1,361)        (1,241)
Contingent liability special charge                                     (2,207)                       (2,207)
Other expense, net                                         (105)          (105)          (210)          (210)
                                                    -----------    -----------    -----------    -----------

    Loss before income taxes                               (988)        (2,730)        (2,184)        (2,358)

Provision for income taxes                                    5             48            (10)           (92)
                                                    -----------    -----------    -----------    -----------

    Net loss                                        $      (983)   $    (2,682)   $    (2,194)   $    (2,450)
                                                    ===========    ===========    ===========    ===========

Loss per common and common
  equivalent share

Basic                                               $     (0.07)   $     (0.20)   $     (0.15)   $     (0.18)
                                                    ===========    ===========    ===========    ===========

Diluted                                             $     (0.07)   $     (0.20)   $     (0.15)   $     (0.18)
                                                    ===========    ===========    ===========    ===========

Weighted average shares outstanding during period    15,037,066     13,674,066     14,574,121     13,671,668
                                                    ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                        Retained    Shareholders'
                                   Common Stock         Earnings       Equity
                             -----------------------   ----------   -------------
                               Shares      Dollars
                             ----------   ----------
Balance, December 31, 1999   13,844,066   $   17,224   $    2,676    $   19,900

Exercise of stock options        43,000          110            0           110

Private Issuance of Stock     1,150,000        2,300            0         2,300

Other                                 0            5            0             5

Net loss                              0            0       (2,194)       (2,194)
                             ----------   ----------   ----------    ----------

Balance, June 30, 2000       15,037,066   $   19,639   $      482    $   20,121
                             ==========   ==========   ==========    ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                         INTRENET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                    2000       1999
                                                  -------    -------
Cash flows from operating activities:

Net loss                                          $(2,194)   $(2,450)
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Depreciation and amortization                    2,065      2,192
   Provision for doubtful accounts                    365        228
   Contingent liability charge                          0      2,118
Changes in assets and liabilities, net:
   Receivables                                     (2,287)    (5,656)
   Prepaid expenses                                (1,378)      (700)
   Accounts payable and accrued expenses             (941)      (172)
                                                  -------    -------

Net cash used in operating activities              (4,370)    (4,440)
                                                  -------    -------

Cash flows from investing activities:
  Additions to property and equipment                (229)    (1,056)
  Disposals of property and equipment               2,350      1,485
                                                  -------    -------

Net cash provided by investing activities           2,121        429
                                                  -------    -------

Cash flows from financing activities:
  Net borrowings on line of
   credit, net                                         96      5,913
  Payments on capital leases                       (1,338)    (1,858)
  Proceeds from subordinated debt                   1,100          0
  Proceeds from exercise of stock options             115         25
  Proceeds from private offering                    2,300          0
                                                  -------    -------

Net cash provided by financing activities           2,273      4,080

Net increase in cash and cash equivalents              24         69

Cash and cash equivalents:
  Beginning of period                                 782        271
                                                  -------    -------
  End of period                                   $   806    $   340
                                                  =======    =======


        The accompanying notes are an integral part of these consolidated financial statements.

                        INTRENET, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

(1)  Unaudited Condensed Consolidated Financial Statements
----------------------------------------------------------

       The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Intrenet, Inc. and all of its subsidiaries (collectively, the "Company"). Truckload carrier subsidiaries at June 30, 2000, were Roadrunner Trucking, Inc. (RRT), Eck Miller Transportation Corporation
(EMT), Advanced Distribution System, Inc. (ADS), and Roadrunner Distribution Services, Inc. (RDS). Also included is the Company's broker and logistics manager, INET Logistics, Inc. (INL). All significant intercompany transactions are eliminated in consolidation. Through its subsidiaries, the Company provides general and specialized truckload carrier, brokerage and logistics management services throughout the United States.

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

       The results for the three month and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

(2)  Revenue Recognition
------------------------

       Operating revenues are recognized when the freight is picked up. Related transportation expenses including driver wages, purchased transportation, fuel and fuel taxes, agent commissions, and insurance premiums are accrued when the revenue is recognized.

       In 1991, the Emerging Issues Task Force (EITF) released Issue 91-9, "Revenue and Expense Recognition for Freight Services in Process". The EITF reached the conclusion that the preferable method for recognizing revenue and expense was either (1) recognition of both revenue and direct cost when the shipment is completed, or (2) allocation of revenue between reporting periods based on relative transit time in each reporting period and recognize expenses as incurred. The Company has determined that the cumulative effect of changing from their current method of revenue recognition to one of the preferable methods described above is not material to the results of operations or financial condition of the Company. However, the Company will change its revenue recognition policy to one of the preferable methods in the fourth quarter of the year ending December 31, 2000 as provided for by SEC Staff Accounting Bulletin No. 101. "Revenue Recognition", as amended.

(3)  Income Taxes
-----------------

       Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year. While management believes it is more likely than not that all net deferred tax assets will be realized, such realization is dependent upon future taxable earnings. The Company's carryforwards expire at specific future dates, and utilization of certain carryforwards is limited to specific amounts each year. Accordingly, the Company has recorded a valuation allowance against a portion of these net deferred tax assets.

(4)  Bank Credit Agreement
--------------------------

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

       On April 13, 2000 the Company signed an amendment to the February 4, 2000, bank credit agreement. Under the terms of the amendment, the financial covenants discussed above have been modified to more closely reflect the Company's current operating performance, the interest rate on the revolving line of credit has been increased from LIBOR plus 225 basis points to LIBOR plus 300 basis points, and the interest rate applied to issue standby letters of credit has been increased from 1% to 1-3/8%. The amendment also requires the Company to maintain an available borrowing capacity under the revolving credit agreement of at least $2 million.

       At June 30, 2000, the Company was not in compliance with the debt to EBITDA covenant and on several occasions since May 2000 failed to maintain borrowing capacity equal to or greater than $2 million. These covenant violations have continued as of July 31, 2000 and are expected to continue for the remainder of 2000. As a result of these covenant violations, the terms of the bank credit agreement give the bank the right to demand payment of all outstanding debt under the revolving line of credit and the term loan, which totaled approximately $18.6 million at June 30, 2000. In addition, certain capital lease obligations and a real estate mortgage obligation contain cross default provisions with the bank credit agreement. Accordingly, all of such debt has been classified as a current liability at June 30, 2000.

       The Company has informed the bank that it is vigorously pursuing replacement financing and has received proposals for such replacement financing from several financial institutions. In addition, the Company has received a commitment letter from one financial institution, which is undergoing evaluation by management. In consideration of the Company's efforts to secure replacement financing, the bank has granted a waiver of the EBITDA covenant violation discussed above through the period ending and including October 15, 2000. While the Company believes that it will be able to enter into a replacement financing agreement with another lender that will provide sufficient funding for future operations, there are no assurances that it will be successful in obtaining such financing, or that such financing can be obtained by October 15, 2000. There can also be no assurance that the bank will continue to refrain from demanding payment of its outstanding debt before replacement financing is obtained. The accompanying financial statements do not include any adjustments relating to the recoverability of asset carrying amounts that might result from the outcome of this uncertainty.

       Although the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2000 have not been audited, the Company has been advised by its independent public accountants that if the conditions described above continue to exist at the completion of their audit of the financial statements for the year ended December 31, 2000, their report on those financial statements would include an explanatory fourth paragraph due to substantial doubt about the Company's ability to continue as a going concern.

(5)  Equity Infusion
--------------------

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

       On June 6, 2000 an officer of the Company and directors of the Company made $1.1 million of subordinated loans to the Company.

(6)  Contingent Liabilities
---------------------------

       The Company's subsidiary, RDS, is a defendant in a action brought on March 20, 1997, in the 327th District Court, El Paso, Texas, by a former employee. The plaintiff alleged that he was injured as a result of the negligence and gross negligence of RDS and received discriminatory treatment in violation of the Texas Health and Safety Code. On March 13, 1998, a default judgment was entered against RDS in the approximate amount of $1.0 million, representing damages for medical expenses, loss of wage earning capacity, physical pain and mental anguish, physical impairment, disfigurement and punitive damages. RDS filed an appeal to the 8th Circuit Court of Appeals in El Paso, Texas, and on July 29, 1999, the 8th Circuit Court of Appeals in El Paso issued a favorable ruling for RDS, reversing the default judgment and remanding the case for trial. Management believes that this action should not have a material adverse effect on the Company's liquidity, results of operations or financial condition.

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

(7)  Transactions with Affiliated Parties
-----------------------------------------

       The Company leases tractors from unaffiliated leasing companies that purchase the trucks from a dealership affiliated with a member of the Company's Board of Directors. The lessors pay a selling commission to the dealership. The terms of the leases are the result of negotiations between the Company and the lessor. The Company believes the involvement of the selling dealership has not resulted in lease terms that are more or less favorable to the Company than would otherwise be available to it. During the last three years, the Company has leased an average of 185 tractors a year that were purchased from the dealership, and has also leased 208 trailers in 2000. The Company also purchased maintenance parts and services from the dealership from time to time. Total payments to the dealership for these services have averaged approximately $543,000 per year for the last three years.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Introduction
------------

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Certain statements made in this report relating to trends in the Company's business, as well as other statements including words such as "believe", "expect", "estimate", "anticipate", and similar expressions, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters referred to in these forward looking statements that could be affected by the risks and uncertainties include, but are not limited to, the effect of general economic and market conditions, including downturns in customers' business cycles, the availability and cost of qualified drivers, the availability and price of diesel fuel, the impact and cost of government regulations and taxes on the operations of the business, competition, as well as certain other risks described in this report. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this report.

The Company reported a net loss of $983,000 on revenues of $71.9 million in the three months and a net loss of $2,194,000 on revenues of $143.2 million in the six months ended June 30, 2000. This compares with a net loss of $2,682,000 on revenues of $72.2 million and a net loss of $2,450,000 on revenues of $138.5 million in the comparable periods of 1999, respectively. The Company's revenue during the second quarter was equivalent to that reported in 1999; however, for the six months ended June 30, 2000 all of its four carrier subsidiaries (ADS, EMT, RRT, and RDS) reported revenue improvements. The Company's operating margin has deteriorated principally as a result of higher fuel costs and because during the second quarter of 2000 fewer owner-operators were willing to haul loads due to such higher fuel costs. The average cost of diesel fuel in the second quarter of 2000 was approximately 30% higher than the second quarter of 1999 and 38% higher for the six month period. While the cost of fuel increased rapidly, primarily during the first quarter of 2000, pricing to customers was not readily adjustable due to contractual restrictions, the competitive environment, and the logistics of achieving price increases throughout a large customer base. However, management has increased prices, principally by the pass through of fuel surcharges, and continues to pursue rate increases. In addition, the Company has instituted cost reduction programs in the areas of fuel purchasing, insurance costs, and general and administrative overhead. Management expects improved operating results during the second half of the year.

A discussion of the impact of the above and other factors on the results of operations in the three months ended June 30, 2000, as compared to the comparable period of 1999 follows.

2000 COMPARED TO 1999

                                    Three Months Ended June 30                Six Months Ended June 30
                                    --------------------------        %       ------------------------       %
Key Operating Statistics                2000      1999              Change       2000      1999           Change
------------------------                ----      ----              ------       ----      ----           ------
Operating Revenues ($millions)         $71.9     $72.2               (.1)       $143.2    $138.5           3.4
Average Number of Tractors             2,347     2,349               (.1)        2,363     2,330           6.3
Total Loads (000's)                     89.1      96.5              (7.7)        179.1     188.5          (5.0)
Revenue Miles (millions)                43.3      44.6              (2.9)         86.4      85.8            .7
Average Revenue per
   Revenue Mile*                       $1.46     $1.40               4.3        $ 1.46    $ 1.39           5.0

                         * Excluding brokerage revenue

OPERATING REVENUES
------------------

       Operating revenues for the three months and six months ended June 30, 2000, totaled $71.9 million and $143.2 million, respectively, as compared to $72.1 million and $138.5 million for the same periods in 1999. Company-owned tractor revenues increased by $150,000 or less than 1% during the second quarter and by $1.7 million or 2.5% in the six months ended June 30, 2000. Revenues generated by owner-operators increased over $800,000 or 3% in the second quarter and over $5,100,000 or 10.2% during the six months ended June 30, 2000. Brokerage revenue decreased by $1.2 million or 12.4% during the second quarter, and by $2.1 million or 10.2% for the six months ended June 30, 2000; the decrease is primarily due to the closing of one of INET Logistics, Inc.'s locations in the second quarter of 1999. The overall increase in revenue of $4.7 million for the six month period ended June 30, 2000 compared to the six month period ended June 30, 1999 is comprised of price increases and fuel surcharges of $5.6 million and additional volume from Company-owned tractors and owner-operators amounting to approximately $1.2 million offset by the decrease in brokered revenues of $2.1 million previously mentioned. Approximately 49.3 percent of the Company's revenues were generated by Company-operated equipment, and 38.5 percent by owner-operator equipment in the six months ended June 30, 2000. This compares to 49.8 percent and 36.1 percent, respectively, in the 1999 period. The remaining revenues were from freight brokered to other carriers ("brokered freight").

       The Company experienced a 5.0 percent improvement in average revenue per revenue mile in the first six months of 2000, as compared to 1999. This increase is principally the result of fuel surcharges passed on to customers.

OPERATING EXPENSES
------------------

       The following table sets forth the percentage relationship of operating expenses to operating revenues for the three months and six months ended June 30, 2000.

                                            Three Months Ended June 30       Six Months Ended June 30
                                            --------------------------       ------------------------
                                                2000          1999              2000          1999
                                                ----          ----              ----          ----
Operating revenues                              100%          100%              100%          100%

Operating expenses:
   Purchased transportation
     And equipment rents                       46.8          46.8              46.5          46.3
   Salaries, wages and benefits                24.0          25.2              24.4          25.4
   Fuel and other operating expenses           20.0          18.0              20.1          17.8
   Operating taxes and licenses                 3.5           3.6               3.5           3.7
   Insurance and claims                         2.4           3.1               2.4           2.9
   Depreciation                                 1.3           1.4               1.3           1.4
   Other operating expenses                     2.3           1.6               2.3           1.6
                                                              ---                             ---

         Total operating expenses             100.3          99.7%            100.5          99.1%
                                              =====          =====            =====          =====

       Purchased transportation and equipment rents remained equivalent for the three and six months ended June 30, 2000 compared to the same periods in 1999 since the Company's revenue components remained in relative balance in both years and because the Company continues to utilize operating leases as its principal means of financing its tractors and trailers. Salaries, wages and benefits decreased as a percentage of revenue due to a general and administrative staff reduction in April 2000. The cost of fuel and other operating expenses increased by 2.0% for the three months and 2.3% for the six months ended June 30, 2000 compared to the same periods in 1999. The average price per gallon of diesel fuel for the three and six months ended June 30, 2000 was approximately 32 cents and 38 cents higher respectively than the same periods in 1999, although company-owned tractors used over 212,000 less gallons in 2000 as a result of traveling fewer miles. Other operating expenses increased by .7% for the three and six months ended June 30, 2000 due to the installation in all Company tractors of satellite communications and the associated cost, together with an increase in losses on sales of equipment.

INTEREST EXPENSE
----------------

       Non bank interest expense decreased in 2000, as a result of the approaching maturity of capital lease obligations and the replacement equipment financed with operating leases. Interest expense on bank borrowings was approximately $277,000 higher in 2000 due to higher interest rates and higher average borrowings compared to 1999.

SPECIAL CHARGE
--------------

       During the second quarter of 1999, the Company charged the income statement $2.2 million representing the amount of the Company's offer to settle a pending claim asserted by the Central States Southeast and Southwest Areas Pension Fund (the "Fund"). As of June 30, 1999, the Company had made interim payments to the Fund that totaled approximately $2.1 million. The claim was settled in September 1999.

PROVISION FOR INCOME TAXES
--------------------------

       Income taxes in interim periods are generally provided on the basis of the estimated effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company generated cash of $24,000 in the six months ended June 30, 2000 compared to $69,000 during the same period in 1999. As reflected in the accompanying Consolidated Statements of Cash Flows approximately $4.4 million of cash was used in operating activities primarily by increased accounts receivable, cash used to purchase plates and permits for the Company's fleet, and cash used to decrease accounts payable and accrued expenses offset by depreciation. Net cash of $2.1 million was generated from investing activities, primarily from the net disposal of equipment. Net cash of $2.3 million was generated through financing activities including $2.3 million generated by proceeds from a private offering of the Company's common shares, $1.1 million from proceeds from subordinated debt, offset by reduction in capital leases.

       On January 14, 2000, a group consisting of an officer of the Company and directors of the Company made $2.3 million in subordinated loans to the Company. The infusion of at least $2.0 million of cash was a condition precedent to the February 4, 2000 bank agreement. On March 13, 2000, the Company repaid the loans in full with the proceeds of a private offering of 1,150,000 shares of the Company's common stock. The same persons who made the subordinated loans to the Company purchased the stock at $2.00 per share. On June 6, 2000 an officer of the Company and directors of the Company made $1.1 million of subordinated loans to the Company.

       On February 4, 2000, the Company signed a new bank credit agreement, which consists of a $32 million revolving line of credit, a $3.5 million term loan and a $2.5 million capital expenditure loan, all with a final maturity date of January 1, 2002. The applicable interest rate on borrowings under all facilities is based upon a financial performance matrix, which has a maximum level of 225 basis points over the daily LIBOR rate. Borrowings under the line of credit are limited to amounts determined by a formula tied to the Company's accounts receivable, as defined in the agreement. The line of credit also includes provisions for the issuance of $15 million in standby letters of credit, which as issued, reduce the amount available for borrowing. The term loan requires quarterly principal payments of approximately $290,000. The availability of the capital expenditure loan is limited based upon the achievement of certain financial covenants and there are presently no outstanding borrowings under such loan. The bank credit facility is secured by substantially all of the Company's accounts receivable, property and equipment.

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

       At June 30, 2000, the Company was not in compliance with the debt to EBITDA covenant and on several occasions since May 2000 failed to maintain borrowing capacity equal to or greater than $2 million. These covenant violations have continued as of July 31, 2000 and are expected to continue for the remainder of 2000. As a result of these covenant violations, the terms of the bank credit agreement give the bank the right to demand payment of all outstanding debt under the revolving line of credit and the term loan, which totaled approximately $18.6 million at June 30, 2000. In addition, certain capital lease obligations and a real estate mortgage obligation contain cross default provisions with the bank credit agreement. Accordingly, all of such debt has been classified as a current liability at June 30, 2000.

       The Company has informed the bank that it is vigorously pursuing replacement financing and has received proposals for such replacement financing from several financial institutions. In addition, the Company has received a commitment letter from one financial institution, which is undergoing evaluation by management. In consideration of the Company's efforts to secure replacement financing, the bank has granted a waiver of the EBITDA covenant violation discussed above through the period ending and including October 15, 2000. While the Company believes that it will be able to enter into a replacement financing agreement with another lender that will provide sufficient funding for future operations, there are no assurances that it will be successful in obtaining such financing, or that such financing can be obtained by October 15, 2000. There can also be no assurance that the bank will continue to refrain from demanding payment of its outstanding debt before replacement financing is obtained. The accompanying financial statements do not include any adjustments relating to the recoverability of asset carrying amounts that might result from the outcome of this uncertainty.

       Although the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2000 have not been audited, the Company has been advised by its independent public accountants that if the conditions described above continue to exist at the completion of their audit of the financial statements for the year ended December 31, 2000, their report on those financial statements would include an explanatory fourth paragraph due to substantial doubt about the Company's ability to continue as a going concern.

       As previously discussed, the cost of fuel increased significantly during the six months ended June 30, 2000 compared to the same period in 1999, with the average increase approximating $ .38 per gallon. The cost of oil hit a peak on March 8, 2000 at $34.37 per barrel (New York price), then gradually declined over a two month period to approximately $27 per barrel. In June, the Organization of Petroleum Countries (OPEC) agreed to increase production by 700,000 barrels a day and Saudi Arabia announced in July that it would increase production by 500,000 barrels a day. Despite these production increases, oil prices have steadily increased since early May and have recently increased to approximately $32 per barrel. Currently, there are mixed viewpoints regarding the future production and cost of oil, and accordingly, there are no assurances that the worldwide supply will remain at current levels or that other factors will not impact the cost of fuel.

       As indicated in the second preceding paragraph the Company believes it will be successful in acquiring replacement financing. Therefore, the Company believes that cash generated from operating, financing and investing activities and cash available to it under a replacement credit facility will be sufficient to meet the Company's needs during 2000. Available borrowing capacity under the Company's current bank credit facility at June 30, 2000 approximated $3.1 million.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's earnings are impacted by financial risk related to volatility in interest rates related to variable debt instruments. These debt instruments are non-trading in nature and are used to fund the Company's day-to-day operations. Based upon the principal amounts outstanding at June 30, 2000, for those variable rate debt instruments, a market change of 100 basis-points in interest rates would correspond to an approximately $180,000 impact in interest expense for a one-year period. This sensitivity analysis does not account for any change in the borrowings outstanding, which may be reduced through payments or increased through additional borrowings, and does not consider the Company's ability to fix the interest rate on one of the three variable rate debt instruments. The Company has no material future earnings impact or cash flow expense from changes in interest rates related to its financing of operating equipment as all of the Company's equipment financing has fixed rates.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There have been no material developments in the pending legal proceedings described in the Company's 1999 Annual Report on Form 10-k. The Company and its subsidiaries are subject to routine litigation incidental to business, primarily claims for personal injury and property damage incurred in the transporting of freight. The Company maintains insurance which covers liability resulting from transportation related claims in amounts management believes are prudent and consistent with accepted industry practices, subject to deductibles for the first $100,000 to $250,000 of exposure for each incident.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of shareholders of the Company was held on June 12, 2000. The following individuals were elected as directors for the ensuing year or until their successors are duly elected and qualified with the following votes cast for or against. There were no abstentions or broker non-votes.

                                                VOTES FOR             VOTES WITHHELD
                                                ---------             --------------
              Vincent A. Carrino                13,725,553                37,215
              John P. Chandler                  13,725,803                36,965
              Robert B. Fagenson                13,725,653                37,115
              Ned N. Fleming, III               13,725,703                37,065
              Eric C. Jackson                   13,725,663                37,105
              Edwin H. Morgens                  13,725,653                37,115
              Thomas A. Noonan, Jr.             13,724,311                38,457
              Gerald Anthony Ryan               13,724,661                38,107


ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits
           Exhibit 27  -  Financial Data Schedule

       (b) Reports on Form 8-K
           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    INTRENET, INC.
                                                    ----------------------------
                                                    (Registrant)


August 21, 2000                                     /s/  John P. Chandler
---------------                                     ----------------------------
                                                    John P. Chandler,
                                                    President and Chief
                                                    Executive Officer



                                                    /s/  Thomas J. Bell
                                                    ----------------------------
                                                    Thomas J. Bell,
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)